Form 10-K
period 2026-03-31
COLUMBUS MCKINNON CORP
filed 2026-06-08
CIK 1005229

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2026

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

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of September 30, 2025, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $412 million, based upon the closing price of the Registrant's common stock as quoted on the Nasdaq Stock Market on such date. The number of shares of the Registrant’s common stock outstanding as of June 4, 2026 was 28,827,913 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2026 Annual Meeting of Shareholders (the "2026 Proxy Statement"), to be filed with the Securities and Exchange Commission ("SEC") pursuant to Regulation 14A not later than 120 days after the end of the Registrant’s fiscal year ended March 31, 2026, are incorporated by reference into Part III of this report where indicated.

COLUMBUS McKINNON CORPORATION

2026 Annual Report on Form 10-K

This Annual Report on Form 10-K (this “Form 10-K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor created thereby under the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical or current fact, included in this Form 10-K are forward-looking statements. Forward-looking statements reflect our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. These statements can be identified by the use of forward-looking words, such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “would,” “should,” “could,” “can have,” “future,” “likely,” “target,” “possible,” and other words and terms of similar meaning (including their negative counterparts or other various or comparable terminology). For example, all statements we make relating to our plans and objectives for future operations, growth results, or initiatives, including relating to the Kito Crosby Acquisition (as defined herein), strategies, plans for enhancing shareholder value, the amount of capital expenditures in fiscal 2027, pending acquisitions, the amount of future dividend payments in fiscal 2027 and beyond or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we currently expect, including:

•industrial economic and general macroeconomic conditions;
•increased competition with respect to our business, including with respect to our material handling and precision conveyance products;
•our ability to maintain positive perceptions of Columbus McKinnon and its brands;
•our ability to successfully integrate our acquisitions, including the Kito Crosby Acquisition;
•our ability to successfully transition operations of the divestiture of the legacy Columbus McKinnon U.S. power chain hoist and chain operations
•price fluctuations and trade tariffs on steel, aluminum, and other raw materials, parts and goods purchased to manufacture our products and our ability to pass on price increases to our customers;
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
•our ability to manage our indebtedness, including compliance with debt covenant restrictions in our Debt Agreements (as defined herein);
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
•our ability to retain key members of our management team; and
•the volatility of our common stock; and
•the CD&R Investor’s interest in and influence over us may diverge from, or even conflict with, interests of the holders of our common stock, and the reduction in the relative voting power of holders of our common stock resulting from the issuance of Preferred Shares (as defined herein).

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

The Company is focused on commercial and industrial applications that require the safety, reliability and quality provided by its superior design and engineering know-how. Our products are used for mission critical applications where we have established, trusted brands that are well known in the industry. Our targeted market verticals include manufacturing, transportation including electric vehicle (“EV”) production and aerospace, energy and utilities, process industries, industrial automation, construction and infrastructure, food and beverage, entertainment, life sciences, consumer packaged goods, e-commerce, supply chain and warehousing.

In the United States, we are a leader for installed lifting solutions, lifting securement and consumables, material handling digital power control systems and precision conveyors, our principal lines of products and have a strong market position with actuator products. Additionally, in Europe, we are a leader for manual hoists and a leader in linear actuators used for heavy load, rail and niche custom applications for actuation. The Kito Crosby Acquisition has expanded our business into Japan where we are a leader in providing precision engineered hoists, cranes, chains and accessories. We have achieved these leadership positions through strategic acquisitions, our extensive, diverse and well-established distribution channels and our commitment to product innovation and quality. We believe the substantial breadth of our product offerings and broad distribution channels in the United States and Europe provide us a strategic advantage in our markets.

Overview of Columbus McKinnon

Building on over 150 years of industry experience, Columbus McKinnon is a leading global designer, manufacturer and marketer of intelligent motion solutions for efficiently and ergonomically moving, lifting, positioning and securing materials. These are highly relevant professional-grade solutions that solve our customers’ critical material handling requirements to precisely and safely orient materials to enable complex manufacturing processes. The Company is focused on commercial and industrial applications that require the safety, reliability and quality provided by its superior design and engineering know-how.

Prior to the completion of the Kito Crosby Acquisition, we had nearly 3,500 employees worldwide and 63 principal manufacturing facilities, sales offices, distribution centers and warehouses, pursuant to which the Company is focused on commercial and industrial applications.

Our targeted market verticals include manufacturing, transportation including EV production and aerospace, energy and utilities, process industries, industrial automation, construction and infrastructure, food and beverage, entertainment, life sciences, consumer packaged goods and e-commerce/supply chain/warehousing.

Our products include a broad variety of offerings for customers, including hoists, crane components, precision conveyor systems, rigging tools, light rail workstations and digital power and motion control systems in a $35 billion Total Addressable Market (“TAM”). Our products are used for mission critical applications where we have established, trusted brands that are well known in the industry.

On February 3, 2026, the Company closed the Kito Crosby Limited (“Kito Crosby”) acquisition (such acquisition being the “Kito Crosby Acquisition”). The Kito Crosby Acquisition has meaningfully improved the Company's scale, enhanced our collective geographic reach, significantly expanded our lifting and securement consumables portfolio while enhancing our customer value proposition.

Overview of Kito Crosby

Kito Crosby is a leading manufacturer and distributor of products and services used to make lifting, rigging, transporting and securing operations safer and more efficient. Kito Crosby was formed in 2023 through the business combination of KITO CORPORATION and The Crosby Group, which together have a 250-year history in material handling solutions.

Kito Crosby has grown over time through a series of strategic acquisitions, enhancing its portfolio of innovative solutions for lifting, rigging and material handling. These solutions and technologies have been augmented through acquisitions, include that of Gunnebo Industries in 2019 and Verton Technology in 2021, which brought advanced products, such as blocks, sheaves and disruptive load orientation technology that enables safety and efficiency in lifting operations into Kito Crosby’s product portfolio. Kito Crosby also expanded into niche markets with the acquisition of BlokCorp and Airpes in 2021, which provide innovative camera systems for cranes and specialized lifting solutions for the wind energy sector. Kito Crosby further expanded its portfolio of installed lifting solutions with its acquisition of eepos GmbH (“eepos”) in 2024 (the “eepos Acquisition”). eepos provides modular light crane systems, media supply and workspace solutions, enhancing Kito Crosby’s existing Kito, Harrington and Erikkila brands, increasing its EMEA exposure and bolstering Kito Crosby’s presence in this attractive manufacturing sector.

Kito Crosby provides both standard and custom-engineered products and solutions that often exceed industry standards. Kito Crosby’s precision-engineered hoists, cranes, chains and accessories are trusted across a wide range of industries, including manufacturing, construction, automotive, food processing, power generation and entertainment. Kito Crosby’s current operations are marketed under leading brands such as Kito, Crosby, Harrington, Gunnebo Industries and Peerless, serving a wide array of end markets including oil and gas, industrial, construction, infrastructure and mining. Kito Crosby’s geographical reach spans North America, Asia Pacific, EMEA and Latin America. Kito Crosby has over 4,000 employees worldwide, 40 factories, offices and distribution sites, and more than 3,500 authorized local distributors.

Our Transformation

Our business is being transformed by our Columbus McKinnon Business System ("CMBS") and our growth framework pursuant to which we seek to be market-led, customer-centric and operationally excellent with our people and values at the core.

With CMBS as the foundation, we believe we are well positioned to execute our Core Growth Framework ("Framework") strategy. The Framework defines four parallel paths for Columbus McKinnon’s growth and provides clear organic and strategic initiatives. Our Framework consists of:

•Strengthening the Core which is a foundational path focused on initiatives that will strengthen competencies and improve our competitive position within our existing share of our Serviceable Addressable Market (“SAM”). Initiatives include further developing commercial and product management competencies and improving our digital tools for a better, more efficient customer experience.

•Growing the Core is a path that is focused on increasing market share, both organically and through acquisitions, within our SAM. We are making progress on this path with product localization, new product development and advancements in automation and after market support for our distributors.

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

The Kito Crosby Acquisition is a strategic move that aligns with our long-standing strategy to Expand, Grow and Strengthen our core business, providing enhanced scale through the acquisition of a company with a top-tier financial profile. By integrating Kito Crosby’s product portfolio with our own, we have created a valuable portfolio that will enable us to deliver superior offerings and position us to capture a broader share of customers and their material handling solutions spend, supported by Kito Crosby’s safety-critical, consumable oriented products that drive non-discretionary replacement demand and recurring revenue. This strategic combination allows us to leverage the strengths of both companies, enabling the delivery of differentiated solutions to our customers in a one-stop-shop with one of the broadest offerings in the market and further enhancing our position to capitalize on industry megatrends.

Through this complementary combination, the Company expects to meaningfully advance its growth Framework—Growing and Strengthening its core initially and expanding its core with anticipated revenue synergies.

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

Business Description

We design, manufacture, and distribute a broad range of material handling products for various applications. Products include a wide variety of electric, air-powered, lever, and hand hoists, hoist trolleys, explosion-protected hoists, winches, and aluminum work stations; alloy and carbon steel chain; forged attachments, such as hooks, shackles, textile slings, clamps, and load binders; mechanical and electromechanical actuators and rotary unions; below-the-hook special purpose lifters; and power and motion control systems, such as AC and DC drive systems, radio remote controls, push button pendant stations, brakes, and collision avoidance and power delivery subsystems. Our Lifting business is sensitive to changes in general macro-economic conditions, including changes in industrial capacity utilization, industrial production, and general macro-economic activity indicators, like GDP growth.

Our products are typically manufactured for stock or assembled to order from standard components and are sold primarily through a variety of commercial distributors and, to a lesser extent, directly to end-users. Our STAHL subsidiary brings market leadership with independent crane builders and Engineering Procurement and Construction (“EPC”) firms. The diverse end-users of our products are in a variety of industries including manufacturing, power generation and distribution, utilities, wind power, warehouses, commercial construction, oil and gas exploration and refining, petrochemical, marine, ship building, transportation and heavy-duty trucking, agriculture, logging, entertainment and mining.

We built our precision conveyance platform through acquisitions that expanded our product offerings to include a broad range of highly engineered, precision-conveying solutions serving growth markets. The acquisitions of Dorner and Garvey expanded the Company’s exposure to the stable life sciences, food processing and consumer packaged goods markets and high-growth industrial automation and e-commerce sectors. The acquisition of montratec increased our exposure to the aerospace and electric vehicle markets, amongst others.

The Columbus McKinnon and Kito Crosby products provide solutions across the following key platforms:

•Lifting and Securement Consumables: We specialize in providing a wide variety of high-quality rigging, lifting and securement hardware designed to move heavy loads safely and efficiently. Our product lineup includes lifting chain, wire rope fittings, shackles, blocks and sheaves, load monitoring, wind and industrial tools, traction chain, shackles, digital load cells, crane camera systems and wind tools and other lifting products, which are essential tools in environments like warehouses, factories and construction sites. Our products are crucial for ensuring worker safety in addition to stabilize and transport materials. These products serve safety-critical functions and are characterized by frequent replacement due to inspection and safety practices, low average selling prices, and safety-critical functionality.

•Installed Lifting Solutions: We specialize in a variety of “above-the-hook” industrial hoist and crane systems that lift, move and position objects, such as chain hoists and light cranes. Our product lineup includes manual and powered hoists, winches and lifting tables. We offer different types of hoists, such as powered chain, air, manual and wire rope options, to cater to various lifting requirements. In addition, we provide diverse crane options catering to various applications including industrial cranes, highly engineered and standard crane kits.

•Precision Conveyance: We offer advanced conveyor systems that play a key role in enhancing efficiency in manufacturing and production settings. Our conveyors, including fabric belt and flexible chain systems, automate the movement of materials, which helps reduce labor costs and increase productivity. These systems are versatile and can be customized to fit specific industry needs, making them ideal for sectors like food and beverage processing, pharmaceuticals and manufacturing. By streamlining the transport of goods, these conveyors help businesses optimize their operations and maximize output.

•Automation: Our automation product lines focus on integrating smart technologies to improve safety and operational efficiency. Our innovative solutions, such as Intelli-Connect and Intelli-Guide, provide real-time diagnostics and automate load handling, allowing businesses to work more efficiently and reduce downtime. These systems are designed to meet the unique needs of various industries, including automotive, metals production and general manufacturing. By offering customized automation solutions, we help companies enhance their productivity and make smarter, data-driven decisions.

•Linear Motion: Our linear motion products, such as linear actuators, screw jacks and lifting columns, are essential for achieving precise and efficient movement in a wide range of applications. These technologies are used in industries like robotics, packaging and semiconductor manufacturing to ensure accurate and rapid movements. By optimizing production processes, linear motion solutions contribute to advancements in automation and industrial efficiency. Our products are designed to meet the specific needs of each application.

Products

Of our fiscal 2026 sales, $668,333,000, or 56%, were U.S. and $525,118,000 or 44% were non-U.S. The following table sets forth certain sales data for our products, expressed as a percentage of net sales for fiscal 2026 and 2025:

	Fiscal Years Ended March 31,
	2026	2025
Hoists	48%	50%
Lifting and securement hardware	13%	8%
High-precision conveying systems	12%	16%
Digital power control and delivery systems	10%	11%
Actuators and rotary unions	9%	9%
Industrial cranes	5%	4%
Technology & Specialty Solutions	2%	—%
Elevator application drive systems	1%	2%
	100%	100%

Hoists - We manufacture a wide variety of powered chain hoists, electric wire rope hoists, hand-operated hoists, winches, lever tools, and air-powered hoists. Load capacities for our hoist product lines range from one-eighth of a ton to nearly 275 tons. These products are sold under our Harrington, Kito, CM, Little Mule, Pfaff, Shaw-Box, STAHL, Yale, Acco and other recognized brands. Our hoists are used in numerous general industrial applications, as well as in the construction, energy and utilities, steel and metals processing, mining, transportation, and other markets. We also supply manual hoist trolleys, which are used in conjunction with hoists.

We also manufacture explosion-protected hoists and custom engineered hoists, including wire rope and manual hoists. These branded products are sold to a variety of end markets including automotive, general manufacturing, oil and gas, steel and concrete and power generation, as well as process industries such as chemical and pharmaceuticals.

As part of the Kito Crosby Acquisition we acquired electric chain hoist operations in the U.S. and were also required to divest our U.S. power chain hoist (other than with respect to Little Mule products) and chain manufacturing operations (the “Divestiture” and such divested business being the “Divested Business”) to gain regulatory approval. We believe we remain a leader in the electric chain hoist sector following these transactions.

Lifting and Securement Consumables - We manufacture alloy and carbon steel chain for various industrial and consumer applications. U.S. federal regulations require the use of alloy chain for overhead lifting applications because of its strength and wear characteristics. In addition, we also sell specialized load chain for use in hoists, as well as three grades and multiple sizes of carbon steel welded-link chain for various load securing and other non-overhead lifting applications. As part of the Kito Crosby Acquisition, we acquired chain making facilities in the U.S. and Japan, while divesting one of our legacy chain making facilities in the U.S. Chain making remains a key part of our product offerings.
In addition, we manufacture a broad line of alloy and carbon steel closed-die forged chain attachments, including hooks, shackles, HammerloksTM and master links. These forged attachments are used in chain, wire rope and textile rigging applications in a variety of industries, including transportation, mining, construction, marine, logging, petrochemical and agriculture. In addition, we manufacture carbon steel forged and stamped products, such as load binders, logging tools and other securing devices, for sale to the industrial and logging markets through industrial distributors, hardware distributors, mass merchandiser outlets and OEMs.
High-precision conveying systems –Our acquisitions of Dorner Manufacturing Corporation (“Dorner”) and Garvey Corporation (“Garvey”) expanded our product offerings to include high-precision, specialty conveyor system solutions. These conveyor systems range from build-to-order modular standard systems to highly engineered custom solutions. These products offer customers high-quality, reliable solutions that enhance productivity and profitability.

Digital Power Control and Delivery Systems - Through our Magnetek brand, we are a leading provider of innovative power control and delivery systems and solutions for overhead material handling applications used in a number of diverse industries, including aerospace, automotive, steel, aluminum, paper, logging, mining, ship loading, nuclear power plants and heavy movable structures. We are a major supplier in North America of power and motion control systems, which include AC and DC drive systems, radio remote controls, push-button pendant stations, brakes and collision avoidance and power delivery subsystems. While we sell primarily to original equipment manufacturers (“OEMs”) of overhead cranes and hoists, we engage with end users to understand their needs and specifications. We can combine our products with engineered services to provide complete customer-specific system solutions.

We are also a leading independent supplier of AC and DC digital motion control systems for underground coal mining equipment. Our systems are used in coal hauling vehicles, shuttle cars, scoops and other heavy mining equipment.

Actuators and Rotary Unions - Through our Duff-Norton and Pfaff brands, we design and manufacture industrial components such as mechanical and electromechanical actuators and rotary unions. Actuators are linear motion devices used in a variety of industries, including transportation, paper, steel, energy, aerospace and many other commercial industries. Rotary unions are devices that transfer a liquid or gas from a fixed pipe or hose to a rotating drum, cylinder or other device. Rotary unions are used in a variety of industries including pulp and paper, printing, textile and fabric manufacturing, rubber and plastic.

Industrial Cranes - We manufacture and market under our Unified Industries brand overhead aluminum light rail workstations primarily used in automotive and other industrial applications. We also manufacture crane components and crane kits through our STAHL branded products. Through the Kito Crosby Acquisition, we expanded our crane offerings to include complementary offerings from eepos and Harrington.

Technology & Specialty Solutions – The Kito Crosby Acquisition expanded our portfolio offering to include engineered and technology-enabled products that service specialized lifting and securement functions. These include digital load cells, crane camera systems and wind tools from key brands such as Crosby BlokCam camera and alert systems, Crosby Airpes wind energy solutions and Crosby Straightpoint load monitoring systems.

Elevator Application Drive Systems - Through our Magnetek brand, we also design, build, sell and support elevator application-specific drive products that efficiently deliver power used to control motion, primarily in high-rise, high-speed elevator applications. We are recognized as an industry leader in DC high-performance elevator drives, as well as for AC drives used with low- and high-performance traction elevators, due to our extensive application expertise and product reliability. Our elevator product offering is comprised of highly integrated subsystems and drives, sold mainly to elevator OEMs. In addition, our product options include a number of regenerative controls for both new building installations and elevator modernization projects that help building owners save energy.

Distribution and Markets

We sell our products and solutions through various distribution channels and direct to certain end users. The following describes our global distribution channels:

General Distribution Channels -  Our global general distribution channels consist of:

    —     Industrial distributors that serve local or regional industrial markets and sell a variety of products for maintenance repair, operating, and production (“MROP”), applications through their own direct sales force.

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

Service-After-Sale Distribution Channels - Service-after-sale distributors include our authorized network of 17 chain repair service stations and over 368 hoist service and repair stations globally. This service network is designed for easy parts and service access for our large installed base of hoists and related equipment in that region.

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

Backlog

Our backlog of orders at March 31, 2026 was approximately $519,639,000, compared to approximately $322,517,000 at March 31, 2025. The increase in backlog compared to prior year is primarily driven through the Kito Crosby Acquisition, which represents $199,891,000 of the $519,639,000 backlog amount. Our orders for standard products are generally shipped within one week. Orders for products that are manufactured to customer specifications are generally shipped within four to twelve weeks. Fluctuations in backlog can reflect the project-oriented nature of certain aspects of our business.

Competitive Conditions

The material handling and precision conveyance industries remain fragmented. We face competition from a wide range of regional, national, and international manufacturers globally. In addition, we often compete with individual operating units of larger, highly diversified companies.

The principal competitive factors affecting our business include customer service and support as well as product availability, performance, functionality, brand reputation, reliability, and price. Other important factors include distributor relationships and territory coverage as well as the robustness of our digital tools which impacts the customer experience.

Major competitors for hoists are Konecranes (and its subsidiaries Demag, R&M, Verlinde, SWF), Stuart Rush, GH, Detroit Hoists, ACE World Companies, Abus, Lifket/ChainMaster, Jet, AMH, Elephant, Ingersoll Rand, Tractel and Street. Major competitors for chain are Campbell Chain, Pewag Chain, Stuart Rush, Laclede Chain Manufacturing, and American Chain and Cable Company. Major competitors for digital power control systems are Konecranes, Power Electronics International, Inc., Cattron Holdings (a division of Harbour Group), Conductix-Wampfler (a division of Delachaux Group), Control Techniques (a division of Nidec Corporation), OMRON Corporation, KEB GmbH, and Fujitec. Major competitors for lifting and securement consumables, including forged attachments are Campbell Chain, Laclede Chain Manufacturing, Van Beest, Pewag, RUD, AMH Cartec, Yoke, Brewer Tichner Company and Chicago Hardware and Fixture Company. Major competitors for actuators and rotary unions are Deublin, Joyce-Dayton, and Nook Industries, a division of Altra Industrial Motion Corp., which was acquired by Regal Rexnord. Major competitors for precision conveyors and accumulators are FlexLink, Bosch Rexroth AG, MK North America, Inc., Duravant, Nercon Eng. & Mfg. Inc and Arrowhead Systems, which was acquired by Regal Rexnord.

Human Capital Management
Headquartered in Charlotte, North Carolina, Columbus McKinnon’s global footprint includes offices, warehouses and manufacturing facilities in 35 countries across North America, Latin America, Europe, the Middle East, Asia, Africa and Australia serving over 50 countries globally. As of March 31, 2026, we had approximately 7,300 employees globally. Approximately 8.5% of our employees are represented under six U.S. collective bargaining agreements that have varying expiration dates starting in February 2027 through December 2028. We also have various labor agreements with our non-U.S.

employees that we negotiate from time to time. We have good relationships with our employees and productive relationships with our unions.

Our employees are our most significant assets, critical to the delivery of our transformation and our continued strategic progress. Successful execution of our strategy is dependent on attracting, developing, and retaining key employees and members of our management team, which we achieve through the following:

•We always begin with people and values at the center of all that we do and at the heart of our corporate social responsibility efforts. The Company’s people and the behaviors they display define our success, including integrity, respect and teamwork. Many of our Human Capital Management priorities, including Occupational Health and Safety, Succession and People Development, Culture & Respect, and Local community involvement, are directly connected to our commitment to people and values. Our people enable us to grow, and our values ensure we grow responsibly and sustainably.
•The Company places the highest priority on workplace safety. We believe it is critical to ensure that our most valuable assets, our employees, have a safe environment to work in every day. Our first value, “Connect safety to everything you do” highlights the importance of safety to our culture. As a permanent agenda item at all management meetings, safety comes first. For fiscal 2026 and 2025, the Company had an overall safety incident rate of 0.38 and 0.54, respectively (number of injuries and illnesses multiplied by 200,000, divided by hours worked). Kito Crosby had an overall safety incident rate of 0.86 for fiscal 2026.
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

We also recognize our corporate responsibility to advance our Environmental Social and Governance (“ESG”) efforts and to be accountable for making progress. We are making investments in our people, processes and systems to enable meaningful progress in areas including, but not limited to, environmental stewardship, employee safety, workplace inclusion, connecting with our communities, and ensuring a strong governance and risk management culture. We are taking deliberate steps to integrate ESG into our enterprise strategy, our business system, and our daily actions.

In addition, we set the following objectives for fiscal 2026:

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

As we look forward to fiscal 2027 and beyond, we have additional plans that we expect will advance ESG initiatives. We continue to collect and analyze data to set realistic, yet challenging goals and be transparent about our progress against our commitments.

Raw Materials and Components

Our principal raw material and component purchases (excluding the Kito Crosby Acquisition) aggregated to approximately $428,173,000 in fiscal 2026 (or 51% of Cost of products sold in fiscal 2026) and included steel, consisting of rod, wire, bar, structural, and other forms of steel; electric motors; bearings; gear reducers; castings; steel and aluminum enclosures and wire harnesses; electro-mechanical components; and standard variable drives. We purchase most of these raw materials and components from a limited number of strategic and preferred suppliers under agreements that are negotiated on a Company-wide basis through our global purchasing group. Generally, as we experience fluctuations in our costs, we are able to reflect these increases in costs with additional price increases to our customers with the goal of being margin neutral. Where appropriate and possible, we negotiate fixed rates for raw materials and component purchases for a fixed period, generally one year, to avoid volatility in customer pricing and give visibility to the need for potential future price increases.

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

In addition to trademark protection, we own domain names, including www.cmco.com and www.kitocrosby.com. We also enter into, and rely on, confidentiality and proprietary rights agreements with our employees, consultants, contractors and business partners to protect our trade secrets, proprietary technology, and other confidential information. We further control the use of our proprietary technology and intellectual property through provisions in both our customer terms of use on our website and in our vendor terms and conditions.

Environmental and Other Governmental Regulation

Like most manufacturing companies, we are subject to various federal, state, and local laws intended to protect public health, natural resources, and the environment. To address the requirements of such laws, we have adopted a corporate environmental protection policy, which provides that all of our owned or leased facilities must comply, and all of our employees have the duty to comply, with all applicable environmental regulatory standards, and we have initiated an environmental auditing program for our facilities to seek to ensure compliance with such regulatory standards. We have also established managerial responsibilities and internal communication channels for dealing with environmental compliance issues that may arise in the course of our business. We have made, and could be required to continue to make significant expenditures to comply with environmental requirements. Because of the complexity and changing nature of environmental regulatory standards, it is possible that situations will arise from time to time requiring us to incur additional expenditures to ensure environmental regulatory compliance. However, we are not aware of any environmental condition or any operation at any of our facilities, either individually or in the aggregate, which would cause expenditures to have a material adverse effect on our results of operations, financial condition or cash flows.
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

See Note 16 to our March 31, 2026 consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K for more information on our matters involving litigation.

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

Many of the end-users of our products are in industries affected by changes in industrial economic and macroeconomic conditions, such as manufacturing, power generation and distribution, commercial construction, oil and gas exploration and refining, transportation, agriculture, logging, and mining that are sensitive to changes in general macroeconomic conditions. Their demand for our products, and thus our results of operations, are directly related to the level of production in their facilities, which changes as a result of changes in general macroeconomic conditions, including, among others, movements in interest rates, tariffs and other trade regulations, inflation, changes in currency exchange rates, higher fuel and other energy costs, and other factors beyond our control, and is vulnerable to economic downturns. Decreased capital and maintenance spending by these customers has in the past, and could in the future, have a material adverse effect on the demand for our products and our business, financial condition, and results of operations. In particular, higher interest rates have in the past, and could in the future, result in decreased demand for our products from end-users, which would have a material adverse effect on our business and results of operations, and concurrently result in higher interest expense related to borrowings under our credit facilities. In addition, inflation can also result in higher interest rates and negatively impact our results of operation. During an inflationary period, the cost of capital will often increase, and the purchasing power of our end users’ cash resources will decline, which can negatively affect demand from our customers. Current or future efforts by the government to stimulate the economy may increase the risk of significant inflation, which could have a direct and indirect adverse impact on our business and results of operations. If there is deterioration in the general economy or in the industries we serve, our business, results of operations, and financial condition could be materially adversely affected. Furthermore, even if demand for our products improves, it is difficult to predict whether any improvement represents a long-term improving trend or the extent or timing of improvement. There can be no assurance that historically improving cycles are representative of actual future demand. In addition, general macro-economic conditions could at times also adversely affect our liquidity and ability to borrow under our New Revolving Facility (as defined herein) and limits our ability to make accurate long-term predictions about the performance of the Company.

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

Our growth strategy depends on successful integration of acquisitions, including the recently completed Kito Crosby Acquisition.

Acquisitions are a key part of our growth strategy. Our historical growth has depended, and our future growth is likely to depend, on our ability to successfully execute our acquisition strategy, and the successful integration of acquired businesses into our existing business, including the recently completed Kito Crosby Acquisition. Such a strategy involves the potential risks inherent in assessing the value, strengths, weaknesses, contingent or other liabilities, and potential profitability of acquisition candidates and in integrating the operations of acquired companies. Furthermore, the price we pay for any business acquired may overstate the value of that business or otherwise be too high. In addition, any acquisitions of businesses with foreign operations or sales may increase our exposure to risks inherent in doing business outside the U.S.

We intend to continue to seek additional acquisition opportunities in accordance with our acquisition strategy, both to expand into new markets and to enhance our position in existing markets throughout the world. If we are unable to successfully integrate acquired businesses into our existing business or expand into new markets, our sales and earnings growth could be reduced. Inherent in connection with any acquisition is the risk of transitioning company cultures and facilities and the corresponding risk of management and employee turnover. In addition, the focus on the integration of operations of acquired entities may divert management’s attention from the day-to-day operation of our businesses. The failure to efficiently and effectively achieve such transitions could increase our costs and decrease our profitability. Furthermore, the failure to achieve the anticipated synergies of our recent significant acquisitions, including the Kito Crosby Acquisition, or any future acquisitions, or recognize the anticipated market opportunities or integration from our recent acquisitions, could have a material adverse effect on our business, financial condition and results of operations.

We expect to devote significant management attention to integrating the business practices and operations of Kito Crosby with Columbus McKinnon. We may experience disruptions to our business and, if integrated ineffectively, such disruptions could restrict the realization of the full expected benefits of the Kito Crosby Acquisition. The failure to meet the challenges involved in the integration process and to realize the anticipated benefits of the Kito Crosby Acquisition could cause an interruption or loss of momentum in our operations. Difficulties in integrating Kito Crosby into our business may include rationalizing the operations, processes and systems of the acquired business, retaining and motivating key management and employees, and integrating existing business relationships with suppliers and customers. Even if an integration of Kito Crosby is successful, the financial and operational results may differ materially from our assumptions and forecasts due to unforeseen expenses, delays, conditions and liabilities. In addition, we may incur unanticipated costs or expenses following an acquisition, including post-closing asset impairment charges, expenses associated with eliminating duplicate facilities, and other liabilities.

Furthermore, the integration of Kito Crosby into our business may result in material unanticipated problems, expenses, charges, liabilities, competitive responses, loss of customers and other business relationships, and diversion of management’s attention. Additional integration challenges may include difficulty in achieving anticipated cost savings, synergies, business opportunities and growth prospects from the acquisition; difficulties in the integration of operations and systems, including pricing and marketing strategies; and difficulties in conforming standards, controls, procedures, financial reporting and accounting and other policies, business cultures and compensation structures. Many of these factors will be outside of our control and any one of them could result in increased costs, including restructuring charges, decreases in revenues and diversion of management’s time and energy, which could adversely affect our business, financial condition and results of operations.

We have incurred and expect to incur a number of significant non-recurring costs associated with the Kito Crosby Acquisition and the integration of Kito Crosby into our business. These costs include legal, financial advisory, accounting, consulting and other advisory fees, severance and employee benefit-related costs, public company filing fees and other regulatory fees, financial printing and other printing costs and other related costs. In addition, we expect to incur integration costs as we integrate Kito Crosby’s business with ours, including facilities and systems consolidation costs and employment-related costs. There are a large number of processes, policies, procedures, operations, technologies and systems that may need to be integrated, including purchasing, accounting and finance, payroll, compliance, treasury management, branch operations, vendor management, risk management, lines of business, pricing and benefits.

While we have assumed that a certain level of costs will be incurred, there are many factors beyond our control that could affect the total amount or the timing of these expenses. Moreover, many of the expenses that we will incur are, by their nature, difficult to estimate accurately. These expenses could, particularly in the near term, exceed the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale. These expenses may result in us recording increased expenses as a result of the Kito Crosby Acquisition or the integration of Kito Crosby into our business, and the amount and timing of such charges are uncertain at the present and could exceed initial estimates.

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

The United States has maintained tariffs on certain imported steel, aluminum and items originating from China, which have increased the cost of raw materials we purchase. The imposition of tariffs by the United States has resulted in retaliatory tariffs from a number of countries, including China, which also increase the cost of raw materials we purchase. Substantial legal and regulatory uncertainty exists regarding international trade relations and trade policy. Global trade policy continues to evolve and the ultimate impact of recent developments with respect to U.S. tariffs is unclear. Throughout 2025, the U.S. government implemented multiple new tariff measures under various authorities, including the International Emergency Economic Powers Act (“IEEPA”), many of which were announced, modified, suspended, or reinstated with limited notice. These 2025 U.S. tariff actions included broad “reciprocal” tariff measures affecting imports from most countries and new tariffs targeting the industries in which we operate. On February 20, 2026, the U.S. Supreme Court issued a ruling striking down certain tariffs previously imposed under the IEEPA. Following the U.S. Supreme Court’s decision, the U.S. presidential administration announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports from all countries, in addition to any existing non-IEEPA tariffs. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended, and the impacts of such actions on our business. An introduction of new duties, tariffs, quotas or other similar trade restrictions, or increases in existing duties or tariff rates, on products imported into the United States and other jurisdictions, whether actual, pending or threatened, may have a negative impact on our results of operations. Significant uncertainty exists as to whether and when tariffs may be reduced or imposed, and what countries may be implicated. Given that we cannot reasonably predict the timing or outcomes of trade actions by the U.S. government or other countries, the impact of such actions on our business and results of operations remains uncertain. Any escalation of trade tensions, additional tariffs, retaliatory measures by foreign governments or shifts in U.S. or international trade policies could adversely impact our supply chain, increase our costs for raw materials, including significantly, or reduce demand for our products. A trade war or other significant changes in trade regulations could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In an environment of increasing raw material prices and trade tariffs, duties and quotas, competitive conditions will determine how much of the price increases we can pass on to our customers. In the future, to the extent we are unable to pass on any steel, aluminum, or other raw material price increases to our customers, our profitability and margins could be adversely affected, including materially.

Our results of operations could be materially adversely affected if we are unable to obtain sufficient pricing for our products and services to meet our profitability expectations.

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

Our backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that we have not recognized as sales. The dollar amount of backlog as of March 31, 2026 was $519,639,000. Our backlog can be significantly affected by the timing of orders for large projects, and the amount of our backlog at March 31, 2026 is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as sales. Although modifications and terminations of our orders may be partially offset by cancellation fees, customers can, and sometimes do, terminate or modify these orders. We cannot predict whether cancellations will accelerate or diminish in the future. Cancellations of purchase orders, indications that the customers will not perform under their existing purchase orders or contracts or reductions of product quantities in existing contracts could substantially and materially reduce our backlog and, consequently, our future sales. Our failure to replace canceled orders could negatively impact our sales and results of operations.

We rely in large part on independent distributors for sales of our products.
We depend on independent distributors to sell our products and provide service and after market support to our end-user customers. Distributors play a significant role in determining which of our products are stocked at their locations, and hence are most readily accessible to after market buyers, and the price at which these products are sold. Almost all of the distributors with whom we transact business offer competitive products and services to our end-user customers. For the most part, we do not have written agreements with our distributors. The loss of a substantial number of these distributors or an increase in the distributors' sales of our competitors' products to our ultimate customers could materially reduce our sales and profits.

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

Financial Risks

In connection with the completion of the Kito Crosby Acquisition, our indebtedness has increased significantly. Our indebtedness could limit our cash flow available for operations and our flexibility.

In connection with the Kito Crosby Acquisition, the Company (i) entered into the New Credit Agreement which provides for credit facilities (the “New Facilities”) consisting of a Revolving Credit Facility in an aggregate amount of $500,000,000 (the “New Revolving Facility”) and a Term Loan B Facility (the “New Term Loan B Facility”) in an aggregate amount of $1,650,000,000 and (ii) issued $900,000,000 in aggregate principal amount of its 7.125% Senior Secured Notes due 2033 (the “Notes”). The Company also borrowed an additional $53,400,000 under a credit agreement secured by the Company's U.S. accounts receivable balances (the "AR Securitization Facility"). As of March 31, 2026, the outstanding principal balance of the New Term Loan B facility was $1,456,990,000. We had $458,933,000 available for borrowing under the New Revolving Facility (after deducting approximately $16,067,000 of letters of credit outstanding and $25,000,000 of outstanding borrowings) as of March 31, 2026.

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

Our business and operations may consume resources faster than we anticipate. In the future, we may need to raise additional funds through the issuance of new equity securities, debt, or a combination of both. Additional financing may not be available on favorable terms or at all. If adequate funds are not available on acceptable terms, we may be unable to fund our capital requirements. If we issue additional debt securities, the debt holders would have rights senior to holders of our common stock to make claims on our assets and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. If we issue additional equity securities or securities convertible into equity securities, existing shareholders will experience dilution and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of our future offerings and their impact on the market price of our common stock.

Our operations outside the U.S. pose certain risks that may adversely impact sales and earnings.
We have operations and assets located outside of the U.S., primarily in Germany, Japan, the United Kingdom, Australia, Hungary, China, Malaysia and Mexico, including our new facility in Monterrey, Mexico. In addition, we import a portion of our hoist product line from Asia and sell our products to distributors located in approximately 50 countries. In our fiscal year ended March 31, 2026, approximately 44% of our net sales were derived from non-U.S. markets. These non-U.S. operations are subject to a number of special risks, in addition to the risks of our U.S. business, including but not limited to differing protections of intellectual property, trade barriers, labor unrest, geopolitical conflicts, exchange controls, regional economic uncertainty, differing (and possibly more stringent) labor regulation, risk of governmental expropriation, U.S. and foreign customs, quotas and duties, and tariffs (in particular, the tariffs implemented and additional tariffs proposed to be implemented on goods imported into the U.S. from Mexico and other countries where we have manufacturing operations and ongoing uncertainty in the interpretation of new tariffs and their applicability), political and economic instability in the jurisdictions in which we operate, foreign receivables collection risk, current and changing regulatory environments, difficulty in obtaining distribution support, difficulty in staffing and managing widespread operations, differences in the availability, and terms of financing, political instability and risks of increases in taxes. In particular, in connection with our Mexican manufacturing operations, as a result of the tariffs or other trade restrictions implemented or proposed to be implemented by the U.S. or other countries, the cost of our products manufactured in Mexico or other countries and imported into the U.S. or other countries have increased and could continue to increase further, which, in turn, has adversely affected, and could continue to adversely affect, the demand for these products, make our products less competitive and have an adverse effect on our business, results of operations and margins. Any of these factors, individually or together, could have a material adverse effect on our business, financial condition, results of operations and cash flows. Also, in some foreign jurisdictions, we may be subject to laws limiting the right and ability of entities organized or operating therein to pay dividends or remit earnings to affiliated companies unless specified conditions are met. These factors may adversely affect our future profits.
Part of our strategy is to expand our worldwide market share and reduce costs by strengthening our international distribution capabilities and sourcing components in lower cost countries, such as China, Mexico, Hungary and Malaysia, including through the use of our new facility in Monterrey, Mexico. Implementation of this strategy may increase the impact of the risks described above, and we cannot assure you that such risks will not have a material adverse effect on our business, results of operations or financial condition.

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

In addition, in connection with Russia’s invasion of Ukraine, the U.S. has imposed, and may impose additional, financial and economic sanctions and export controls against Russia and certain Russian organizations and individuals, with similar actions effected by the European Union and the U.K. and other jurisdictions. As a result, we decided to exit from our operations in Russia in their entirety (an immaterial part of the Company's overall business). Furthermore, there is no guarantee that the current Russian invasion of Ukraine will not draw military intervention from other countries or further retaliation from Russia, which, in turn, could lead to a much larger conflict beyond its current geographic, political and economic scope.

In addition, in February 2026, the United States and Israel launched coordinated military strikes against Iran, which retaliated with missile attacks across the region. The ongoing conflict and any further escalation, including additional military actions, retaliatory measures, sanctions, disruptions to trade or transportation routes, cyberattacks, or other governmental or market responses, has and could continue to lead to significant disruption of global energy supplies and increases in global energy prices, heighten inflationary pressures on our input costs and supply chains, adversely affect global supply chains, energy markets, commodity prices, currency exchange rates, interest rates, financial markets and overall macroeconomic conditions, increase the cost or reduce the availability of debt financing, and adversely impact customer spending patterns in markets in which we operate.

If any further escalation in these or other conflicts should occur, supply chain, trade routes and markets currently served by the Company could be adversely affected and other risks discussed in this Form 10-K may be exacerbated. In addition, a further escalation could disrupt the supply of oil and natural gas in Europe, impacting our ability to operate our European manufacturing facilities, which, in turn, could materially adversely affect the Company’s business operations and financial performance.

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
Our products are sold in many countries around the world. Thus, a portion of our revenues (approximately $525,118,000 in our fiscal year ended March 31, 2026) are generated in foreign currencies, including principally the Euro, the Japanese Yen, the British Pound, the Canadian Dollar, the South African Rand, the Brazilian Real, the Mexican Peso, and the Chinese Yuan, and while much of the costs incurred to generate those revenues are incurred in the same currency, a portion is incurred in other currencies. Since our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, a currency translation impact on our earnings. Currency fluctuations may impact our financial performance in the future.

We are subject to debt covenant restrictions.
Our New Credit Facility contains a financial leverage covenant, which will only be tested if outstanding borrowings under the New Revolving Facility exceeds 30% of the aggregate amount of all commitments under the New Revolving Facility at the end of any fiscal quarter, and other restrictive covenants. A significant decline in our operating income or cash generating ability could cause us to violate our leverage covenant in our New Credit Facilities. Other material adverse changes in our business could also cause us to be in default of our debt covenants. Any breach of any such covenants or restrictions would result in a default under such agreement that could result in our being unable to borrow under our New Revolving Facility and would permit our lenders to declare all borrowings under such agreement to be immediately due and payable and, through cross-default provisions, could entitle other lenders and note holder to accelerate their loans or other indebtedness owed by us. In such an event, the Company would need to modify or restructure all or a portion of its indebtedness. Depending on prevailing economic conditions at the time, the Company might find it difficult to modify or restructure the debt on attractive terms, or at all.

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

An increase in interest rates would increase the cost of servicing our debt and could reduce our profitability, decrease our liquidity and impact our solvency.

Our indebtedness under the New Credit Facilities bears interest at variable rates. Our future indebtedness may also bear interest at variable rates. As a result, increases in interest rates could increase the cost of servicing such debt and materially reduce our profitability and cash flows. The impact of such increases would be more significant for us than it would be for some other companies because of our substantial amount of indebtedness. We have entered into interest rate derivatives, and may in the future enter into additional interest rate derivatives, that involve the exchange of floating for fixed rate interest payments in order to reduce future interest rate volatility of our variable rate indebtedness. However, due to risks for hedging gains and losses and cash settlement costs, we may not elect to maintain such interest rate derivatives, and any derivatives may not fully mitigate our interest rate risk.

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

In addition, like many industrial manufacturers, we are also involved in asbestos-related litigation. In continually evaluating costs relating to our estimated asbestos-related liability, we review, among other things, the incidence of past and recent claims, the historical case dismissal rate, the mix of the claimed illnesses and occupations of the plaintiffs, our recent and historical resolution of the cases, the number of cases pending against us, the status and results of broad-based settlement discussions, and the number of years such activity might continue. Based on this review, we estimate our share of liability to defend and resolve probable asbestos related personal injury claims. This estimate is highly uncertain due to the limitations of the available data and the difficulty of forecasting with any certainty the numerous variables that can affect the range of the liability. We continue to study the variables in light of additional information in order to identify trends that may become evident and to assess their impact on the range of liability that is probable and estimable. We believe that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period. See Note 16 to our March 31, 2026 consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K.
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
General Risks

We have recorded impairment charges in fiscal 2026 related to goodwill and other intangible assets acquired pursuant to our prior acquisitions and may be required to recognize additional impairment changes in the future, which could adversely affect our future operating results.

We have accounted for business acquisitions, including our prior acquisitions of montratec, Dorner and Garvey, which are each part of our Precision Conveyance reporting unit, and our most recent acquisition of Kito Crosby as business combinations under the acquisition method of accounting in accordance with GAAP. Under the acquisition method of accounting, the total purchase price is allocated to tangible assets and identifiable intangible assets of acquired businesses based on their fair values as of the date of completion of the acquisition. The excess of the purchase price over those fair values is recorded as goodwill. As a result, we have substantial balances of goodwill and identified intangible assets and, as of March 31, 2026, goodwill and identified intangible assets represented approximately 29.4% of our total assets. To the extent the value of goodwill or other intangible assets becomes impaired, we have in the past been required to, and may in the future be required to incur impairment charges, and the amount of such charges have in the past been, and may in the future be, material.

We conduct our goodwill and indefinite-lived intangible asset impairment analysis annually, or more frequently if we believe indicators of impairment exist. As part of our annual goodwill impairment analysis test, the completion of the Kito Crosby Acquisition and the Divestiture, we performed quantitative assessments for each of our four reporting units in February 2026. For purposes of the fiscal 2026 goodwill impairment test, while the individual reporting units initially each had fair values in excess of their book value, the reduction in the Company's stock price and market capitalization that occurred in late fiscal 2025 and continued into fiscal 2026 resulted in the aggregate equity value of the Company, on a combined basis, exceeding its market capitalization as of the annual measurement date. As a result, the Company reevaluated the fair value of its reporting units and recorded a partial impairment charge of the goodwill for the Precision Conveyance reporting unit in fiscal 2026 in the amount of $200,000,000.

While the goodwill of the Precision Conveyance reporting unit was partially impaired in fiscal 2026, this reporting unit and our other reporting units remain at risk of another future impairment, in which the charges that are recorded may be material, if the related business does not perform as projected, or if market assumptions utilized in the impairment analysis deteriorate, including as a result of an unfavorable change in the discount rate used in the calculation. In the future, if we are unable to improve our results of operations and cash flows, or other indicators of impairment exist, such as a further sustained significant decline in our share price and market capitalization, we may need to incur material charges against our operating results relating to our remaining goodwill. Refer to Note 9 to our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K. Any such future impairment charges relating to goodwill or other intangible assets could have a material impact on our operating results in future periods, and the announcement of a future impairment charge could have an adverse impact on our financial condition or operations.

We may not be able to implement effective internal control over financial reporting at Kito Crosby in a timely manner or once implemented, such controls may not operate effectively.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Prior to the completion of the Kito Crosby Acquisition, Kito Crosby, as a privately-held company, was not required to implement or maintain disclosure controls and procedures or internal control over financial reporting that a public company is required to have, implement and maintain. SEC guidance allows companies to exclude acquisitions from the assessment of internal control over financial reporting during the first year following an acquisition while integrating the acquired company. As such, we have excluded Kito Crosby from our assessment of the Company’s internal controls over financial reporting for fiscal 2026.

Although we are developing a plan designed to implement effective disclosure controls and procedures and internal control over financial reporting at Kito Crosby, we cannot assure you that such plans will be fully implemented in a timely manner or that we will be able to successfully implement and maintain the effectiveness of such plans by the time management assesses the effectiveness of our internal controls, including Kito Crosby, for fiscal 2027. In addition, during the continuation of our integration efforts, we may identify deficiencies in Kito Crosby’s controls and may need to spend significant time and money to remedy those deficiencies. If the Company fails to create and maintain effective internal controls at Kito Crosby, the Company may be required to report one or more material weaknesses in the future, which would indicate that there is a reasonable possibility that the Company’s financial statements do not accurately reflect the Company’s operating results or financial condition. Any failure to timely implement effective internal controls could result in, among other things, a decline in the market price of our stock, restatement of our consolidated financial statements, or reputational harm.

The market price of our common stock has been, and may in the future continue to be, volatile.

The market price of our common stock has been volatile in the past and may become volatile again in the future. The closing prices of our common stock on Nasdaq during fiscal 2026 ranged from $12.68 to $23.27 per share. The market price of our common stock could fluctuate significantly for many reasons, including: fluctuations in our quarterly operating results; reasons unrelated to our operations, such as reports by industry analysts, investor perceptions or negative announcements by our customers, competitors or suppliers regarding their own performance; general stock market and industry conditions; general financial, economic and political instability; and in response to the risks described in this Item 1A, Risk Factors, and elsewhere in this Form 10-K. The volatility in the market price of our common stock may make it difficult for you to resell your shares of our common stock when desired or at attractive prices.

In addition, our quarterly operating results are likely to fluctuate in the future. While we believe that operating results for any particular quarter are not necessarily a meaningful indication of future results, fluctuations in our quarterly operating results could limit or prevent investors from readily selling their shares and may otherwise negatively affect the market price and liquidity of our shares.

Adverse changes in global economic conditions may negatively affect our industry, business, and results of operations.
Our industry is affected by changes in economic conditions outside our control, which can result in a general decrease in product demand from our customers. Such economic developments, like inflationary pressures in the U.S. and elsewhere, the China trade wars, the war between Russia and Ukraine, the ongoing conflict with Iran, and the heightened tensions and political instability in Venezuela and the Middle East may affect our business in a number of ways. Reduced demand may drive us and our competitors to offer products at promotional prices, which would have a negative impact on our profitability. In addition, the tightening of credit in financial markets may adversely affect the ability of our customers and suppliers to obtain financing for significant purchases and operations and could result in a decrease in, or cancellation of, orders for our products. If demand for our products slows down or decreases, we will not be able to maintain our revenue and we may run the risk of failing to satisfy the financial and other restrictive covenants to which we are subject under our existing indebtedness. Reduced revenue as a result of decreased demand may also reduce our planned growth and otherwise hinder our ability to improve our performance in connection with our long-term business strategy.

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

Furthermore, the pace of technological change is increasing at an exponential rate. To remain competitive, we must invest in developing tools and processes to improve the speed at which we are able to develop competitive products, including significant investment in the development and advancement of new technologies, as well as other technologies in the future that are not foreseen today. Failure to adapt or react effectively to such changes could adversely affect our business, financial condition and results of operations.

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

Use of artificial intelligence in our operations and product offerings could result in reputational or competitive harm, legal or regulatory liability and adverse impacts on our results of operations.

We have begun to incorporate artificial intelligence solutions into our operations, and the use of AI involves various risks and challenges that could adversely affect our business, financial condition or results of operations. The use, development and deployment of artificial intelligence systems or the artificial intelligence systems of third-party artificial intelligence vendors involve inherent technical complexities and uncertainties. Artificial intelligence systems may encounter unexpected technical difficulties, limitations or errors, including inaccuracies in data processing or flawed algorithms, which could compromise the reliability and effectiveness of our operations, products and services based on artificial intelligence. In addition, our competitors or other third parties may incorporate artificial intelligence into their operations or products more quickly or more successfully than us, which could impair our ability to compete effectively.

The use of artificial intelligence applications, including large language models, has resulted in, and may in the future result in, cybersecurity vulnerabilities or incidents that implicate the personal information, intellectual property, proprietary data or other sensitive information of end users of such applications. Any such cybersecurity incidents related to our use of artificial intelligence applications could adversely affect our reputation and results of operations. Artificial intelligence also presents emerging ethical issues (including risks of bias, inaccurate or misleading outputs, and intellectual property or confidentiality concerns), and if our use of artificial intelligence becomes controversial, we may experience brand or reputational harm, competitive harm, regulatory scrutiny or legal liability.

The increased adoption of artificial intelligence technologies in our products and services may result in new or enhanced governmental or regulatory scrutiny, litigation, confidentiality or security risks or other complications that could adversely affect our business, reputation or financial results. The regulatory landscape governing artificial intelligence technologies is evolving rapidly, and various jurisdictions have proposed or already adopted laws governing the use, development and deployment of artificial intelligence technologies. Changes in laws, regulations or enforcement practices may impose new compliance requirements, restrict certain AI applications or increase our regulatory obligations, which could negatively impact our business and results of operations.

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

We issued a substantial number of Preferred Shares (as defined below) in connection with the financing of the Kito Crosby Acquisition.

We financed a portion of the purchase price for the Kito Crosby Acquisition through the issuance of 800,000 Series A Cumulative Convertible Participating Preferred Shares, par value $1.00 per share (the “Preferred Shares”) to CD&R XII Keystone Holdings, L.P., a Cayman Islands exempted limited partnership (the “CD&R Investor”) pursuant to the terms of an investment agreement, dated February 10, 2025 (the “Investment Agreement”). The Preferred Shares have rights, preferences, and privileges that are not held by, and are preferential to, the rights of our common stock and have the effect of reducing the relative voting power of the holders of our common stock. Certain of the preferential rights belonging to the Preferred Shares could result in divergent interests between the holders of the Preferred Shares and our common shareholders.

Subject to certain restrictions on conversion and voting as described in greater detail in the Investment Agreement and the Certificate of Amendment to the Company’s Certificate of Incorporation for the Preferred Shares (the “Certificate of Amendment”), the aggregate number of shares of common stock of the Company into which the Preferred Shares may be converted is initially equal to 21,231,440 common shares, based on the initial conversion price for the Preferred Shares of $37.68, and resulted in the CD&R Investor owning, on an as converted basis, approximately 43% of the Company’s outstanding common stock as of the date of issuance. Under the terms of the Investment Agreement, the CD&R Investor has the right to designate up to three directors on our Board of Directors (our "Board"), subject to specified ownership requirements. With such representation on our Board, the CD&R Investor has influence over the appointment of Company management and any action requiring the vote of our Board. As a result of its ability to control a significant percentage of the voting power of our common stock, the CD&R Investor may have substantial control over matters requiring approval by our shareholders, including the election and removal of directors, amendments to our certificate of incorporation, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. The CD&R Investor may have interests that are different from those of other shareholders. In addition, the CD&R Investor and its affiliates are in the business of making or advising on investments in companies, including businesses that may directly or indirectly compete with certain portions of our business. In addition, the CD&R Investor may have an interest in pursuing acquisitions, divestitures, financings, or other transactions that, in their judgment, could enhance their overall equity investment and have a negative impact to holders of our common stock as a whole.

We cannot guarantee that we will be able to generate sufficient cash flow to pay dividends at a rate of 7% per annum, compounded quarterly on our Preferred Shares (but subject to an increase to 10% per annum if certain events occur). In addition, our obligations to pay regular dividends to the holders of the Preferred Shares (which we may elect to pay in cash or in-kind) or the exercise of any of our optional redemption rights with respect to the outstanding Preferred Shares could, if paid in cash, impact our liquidity and reduce the amount of cash available for working capital, capital expenditures, growth opportunities, acquisitions, and other general corporate purposes. Any of the above risks could have a material adverse effect on our business, financial condition, results of operation, cash flows and/or stock price.

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

In addition, we maintain policies and governance controls for the responsible use of artificial intelligence, including employee training and guidance intended to promote appropriate use and protect the confidentiality of Company and third-party information. These measures are designed to help manage risks associated with AI-enabled tools, including potential intellectual property and data exposure.

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

Governance

Our cybersecurity program is overseen by a cross-functional committee of senior business leaders and is led by our Senior Vice President, Chief Digital and Information Services Officer (CIO). This management committee meets regularly and is charged with overseeing our cybersecurity strategy, seeking to ensure that cyber risks relating to the Company and its operations are managed, and that the program is aligned with the Company's business goals and objectives. The CIO has a formal education in information technology as well as extensive experience working in the Company’s information and technology function; and receives periodic training and education on cybersecurity-related topics.

The Audit Committee has primary responsibility for overseeing risks related to cybersecurity and privacy, although the full Board also exercises oversight over these risks. Securing the information of our customers, employees, vendors and other third parties is important to us. At least quarterly, or more frequently if needed, the Audit Committee and/or the full Board receives detailed reports on data protection and cybersecurity matters from senior IT leaders, including our CIO.

Our Cyber Sub-Committee meets bi-annually to take a deeper dive into cyber-related risks. The topics covered at the various Audit Committee and full Board meetings include risk identification and management strategies, customer data protection, the Company’s ongoing risk mitigation activities, results of third-party assessments and testing, results of tabletop exercises, updates on potential cybersecurity threats, updates on training initiatives and governance.

Item 2.        Properties

We maintain our corporate headquarters in Charlotte, NC (a leased property) and, as of March 31, 2026, conducted our principal manufacturing at the following facilities:

	Location	Products/Operations	Square Footage	Owned or Leased
1	Jiangyin, China	Hoists and crane products	1,800,000	Leased
2	Yamanashi, Japan	Hoist, crane, and chain products	1,600,000	Owned
3	Longview, TX	Hoist, crane, and chain products	465,000	Owned
4	Kunzelsau, Germany	Hoists	345,000	Leased
5	Winona, MN	Chain	334,000	Owned
6	Tulsa, OK	Hoist, crane, and chain products	256,000	Owned
7	Elizabethtown, PA	Hoists and crane products	206,000	Leased
8	Wadesboro, NC	Hoists	180,000	Owned
9	Monterrey, Mexico	Hoists	165,000	Leased
10	Tarvisio, Italy	Chain	150,000	Owned
11	Menomonee Falls, WI	Power control systems	144,000	Leased
	Tennessee forging operation:
12	Chattanooga, TN	Forged attachments	81,000	Owned
13	Chattanooga, TN	Forged attachments	59,000	Owned
14	Gothenburg, Sweden	Chain	129,000	Owned
15	Hartland, WI	Precision Conveyors	125,000	Leased
16	Wuppertal, Germany	Hoists	124,000	Leased
17	Putte, Belgium	Hoist, crane, and chain products	113,000	Owned
18	Kissing, Germany	Hoists, winches, and actuators	107,000	Leased
19	York, PA	Hoist, crane, and chain products	107,000	Leased
20	Dauchingen, Germany	Automation Solutions	103,000	Leased
21	Attalla, AL	Cranes	85,000	Owned
22	Hangzhou, China	Hoists	82,000	Owned
23	Brighton, MI	Overhead light rail workstations	71,000	Leased
24	Masala, Finland	Cranes	57,000	Owned
25	Chester, England	Plate clamps	56,000	Owned
26	Bayan Lepas, Malaysia	Precision Conveyors	40,000	Leased
27	Manheim-Heintzelman, PA	Hoists and crane products	36,000	Leased
28	Joigny Sur Meuse, France	Chain	32,000	Owned
29	South Holland, IL	Hoists	31,000	Owned
30	Vierzon, France	Hoists	30,000	Owned
31	Mount Pleasant, PA	Lifting Devices	28,000	Leased
32	Szekesfehervar, Hungary	Textiles and textile strappings	24,000	Leased

In addition, we have a total of approximately 115 sales offices, distribution centers, and warehouses as of March 31, 2026. We believe that our properties have been adequately maintained, are in generally good condition and are suitable for our business as presently conducted. We also believe our existing facilities provide sufficient production capacity for our present needs and for our anticipated needs in the foreseeable future. Upon the expiration of our current leases, we believe that either we will be able to secure renewal terms or enter into leases for alternative locations at market terms.

Item 3.        Legal Proceedings

From time to time, we are named a defendant in legal actions arising out of the normal course of business. We are not a party to any pending legal proceeding other than ordinary, routine litigation incidental to our business. In April 2024, a trial involving a product liability claim against the Company resulted in a jury verdict demanding the Company to pay approximately $3,000,000 in damages. The Company appealed the jury verdict and won the appeal in April 2026 remanding to the circuit court with direction to dismiss the complaint against the Company. Payment of damages was not considered probable and was not accrued as a liability in the Consolidated Balance Sheet at March 31, 2026 and 2025. We maintain comprehensive general product liability insurance against risks arising out of the use of our products sold to customers through our wholly owned New York State captive insurance subsidiary of which we are the sole policy holder.  The per occurrence limits on the self-insurance for general and product liability coverage were $2,000,000 from inception through fiscal 2003 and $3,000,000 for fiscal 2004 and thereafter. In addition to the per occurrence limits, our coverage is also subject to an annual aggregate limit, applicable to losses only. These limits range from $2,000,000 to $6,000,000 for each policy year from inception through fiscal 2026. In addition, we carry excess liability insurance coverage from independent insurers to cover potential losses.

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

See Note 16 to our March 31, 2026 consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K for more information on our matters involving litigation.

Item 4.        Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Select Market under the symbol "CMCO." As of April 30, 2026, there were approximately 444 holders of record of our common stock. Because many of these shares are held by brokers and other institutions on behalf of the ultimate beneficial holders of these shares, we are unable to estimate the total number of shareholders represented by these record holders.

During fiscal 2026, the Company declared quarterly cash dividends totaling $8,049,000. On March 23, 2026, our Board declared a regular quarterly dividend of $0.07 per common share. The dividend was paid on May 11, 2026 to shareholders of record as of May 1, 2026 and totaled approximately $2,012,000.

Our 2026 Revolving Credit Facility allows for the declaration and payment of dividends, subject to specified limitation as set forth in the agreement. We expect to continue to pay dividends in fiscal 2027 consistent with our historical amounts.

Issuer Purchases of Equity Securities

The following table presents information with respect to purchases of common stock of the Company made during the three months ended March 31, 2026 by the Company:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Program (in thousands)[1]
January 1 - 31, 2026	—	$—	—
February 1 - 28, 2026	—	$—	—
March 1 - 31, 2026	—	$—	—
Total	—	$—	—	$9,055
1The Company publicly announced on March 26, 2019 that our Board approved a share repurchase authorization for up to $20 million of shares of common stock of Columbus McKinnon Corporation, with no expiration. As of March 31, 2026, approximately $9 million of shares of common stock of the Company remain available for repurchase under the current authorization plan. There were no repurchases made in the quarter ended March 31, 2026.

PERFORMANCE GRAPH

The Performance Graph shown below compares the cumulative total shareholder return on our common stock based on its market price, with the total return of the S&P SmallCap 600 Index, and the Dow Jones U.S. Diversified Industrials Index.  The comparison of total return assumes that a fixed investment of $100 was invested on March 31, 2021 in our common stock and in each of the foregoing indices and further assumes the reinvestment of dividends.  The stock price performance shown on the graph is not necessarily indicative of future price performance.

This Performance Graph shall not be deemed "filed" with the SEC for purposes of Section 18 of the Exchange Act or incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Columbus McKinnon Corporation, the S&P Smallcap 600 Index
and the Dow Jones US Diversified Industrials Index
$200
$150
$100
$50
$0
3/21
3/22
3/23
3/24
3/25
3/26
Columbus McKinnon Corporation
S&P SmallCap 600 Index
Dow Jones US Diversified Industrials Index
*$100 invested on 3/31/21 in stock or index, including reinvestment of dividends.

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

Our revenue base is geographically diverse with approximately 44% derived from customers outside the U.S. for the year ended March 31, 2026. We believe this diversity balances the impact of changes that occur in local economies, as well as benefits the Company by providing access to growing emerging markets. We monitor both U.S. and Eurozone Industrial Capacity Utilization statistics as well as the ISM Production Index as indicators of anticipated demand for our products. In addition, we continue to monitor the potential impact of other global and U.S. trends including, industrial production, trade tariffs, raw material cost inflation, interest rates, foreign currency exchange rates, and activity of end-user markets around the globe.

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

On May 31, 2023, the Company completed its acquisition of montratec GmbH ("montratec"), a leading automation solutions company that designs and develops intelligent automation and transport systems for interlinking industrial production and logistics processes. montratec product offerings compliment the previous acquisitions of both Dorner and Garvey, and these acquisitions are collectively helped to accelerate the Company’s shift to intelligent motion solutions and serve as a platform to expand capabilities in advanced, higher technology automation solutions.

On February 3, 2026, the Company completed its acquisition of Kito Crosby for $2,811,907,000, including acquired cash of $184,307,000. The Kito Crosby Acquisition has meaningfully improved the Company's scale, enhanced our collective geographic reach, significantly expanded our lifting securement and consumables portfolio and enhanced our customer value proposition.

With global engineering, manufacturing, distribution, and operations, Kito Crosby provides a broad range of products and solutions for the most demanding applications. Kito Crosby's people, products, solutions, and service have innovated the lifting and securement industry throughout its long history. Kito Crosby's iconic brands include Kito, Crosby, Harrington, Gunnebo Industries, and Peerless. The Kito Crosby Acquisition has already started to strengthen our core lifting business and enhance the Company's position as a leading worldwide, designer, manufacturer and marketer of intelligent motion solutions that move the world forward and improve lives by efficiently and ergonomically moving, lifting, positioning and securing materials. We expect this to continue as we further integrate our two companies together in fiscal 2027.

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

Our principal raw materials and components purchases were approximately $428.2 million in fiscal 2026 (or 51% of Cost of products sold) and include steel, consisting of rod, wire, bar, structural, and other forms of steel; electric motors; bearings; gear reducers; castings; steel and aluminum enclosures and wire harnesses; electro-mechanical components; and standard variable drives and controls. These commodities are all available from multiple sources. We purchase most of these raw materials and components from a limited number of strategic and preferred suppliers under agreements which are negotiated on a Company-wide basis through our global purchasing group. Currently, as a result of global inflation and tariffs, we are experiencing higher raw material costs and availability issues for select raw materials and components. To date, we have raised prices to our customers to cover these increased raw material costs and are working with our supply base to prioritize shipments and improve availability of key components.

RESULTS OF OPERATIONS

The following discussion is a comparison between fiscal 2026 and fiscal 2025 results. For a discussion of our results of operations for fiscal 2025 compared to fiscal 2024, please refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025, which was filed with the SEC on May 29, 2025.

Please note that the Kito Crosby Acquisition closed on February 3, 2026 so fiscal 2026 includes approximately two months of Kito Crosby financial performance. Similarly, the sale of our U.S. power chain hoist and chain manufacturing operations based out of facilities located in Damascus, Virginia and Lexington, Tennessee and certain other assets (the “Divestiture Business”) to Star Hoist (the “Divestiture”) were divested on March 4, 2026, so approximately one month of the financial performance for the Divestiture Business would not be included in the fiscal 2026 results.

Fiscal 2026 Compared to Fiscal 2025

Fiscal 2026 sales were $1,193,451,000, an increase of 23.9%, or $230,424,000 compared with fiscal 2025 sales of $963,027,000. The Kito Crosby Acquisition added $188,089,000 to fiscal 2026 sales. In addition, price increases of $21,535,000 and higher sales volume of $10,151,000 further increased our fiscal 2026 sales. Offsetting these increases were lower sales volumes from our Divested Business of $13,986,000. The translation of foreign currencies had a favorable impact of $24,635,000.

Gross profit was $359,431,000 and $325,680,000 or 30.1% and 33.8% of net sales in fiscal 2026 and 2025, respectively.  The fiscal 2026 increase in gross profit was $33,751,000 or 10.4%. The Kito Crosby Acquisition contributed $29,159,000 to gross profit after being reduced by $36,798,000 for inventory step up amortization expense. In addition compared to the prior year, net factory consolidation costs were lower by $14,457,000, net start-up costs for our Monterrey Mexico facility were lower by $3,426,000, product liability expense was lower by $261,000 and $171,000 of costs due to Hurricane Helene which occured in the prior year. These increases were offset by $5,875,000 of material inflation, tariffs and other manufacturing cost changes net of price increases, $6,692,000 related to the lost gross profit from the divested businesses, $7,913,000 of unfavorable sales mix, $934,000 of net business realignment costs, and $723,000 of acquisition and integration costs. The translation of foreign currencies had a $8,414,000 favorable impact on gross profit for the year ended March 31, 2026.

Selling expenses were $133,579,000 and $110,043,000, or 11.2% and 11.4% of net sales in fiscal 2026 and 2025, respectively. Selling expenses increased primarily by $17,144,000 as a result of the Kito Crosby Acquisition. Foreign currency translation had a $3,890,000 unfavorable impact on selling expenses in fiscal 2026

General and administrative expenses were $178,325,000 and $107,249,000 or 14.9% and 11.1% of net sales in fiscal 2026 and 2025, respectively. The increase includes $55,243,000 of net deal and integration costs primarily attributable to the Kito Crosby Acquisition and $12,868,000 of incremental expense incurred at Kito Crosby for the period. Foreign currency translation had a $1,578,000 unfavorable impact on general and administrative expenses for fiscal 2026.

Research and development expenses were $21,409,000 and $23,869,000 in fiscal 2026 and 2025, respectively. As a percentage of consolidated net sales, research and development expenses were 1.8% and 2.5% in fiscal 2026 and 2025, respectively.

Fiscal 2026 net gain on the sale of businesses of $103,306,000 relates to the Divestiture, as described in Note 3.

The Company recorded an impairment of $200,000,000 for the Precision Conveyance reporting unit in fiscal 2026. The sustained reduction in the Company's stock price and market capitalization resulted in the aggregate equity value of the combined company exceeding its market capitalization at its annual assessment date. Given these facts, the Company recorded an impairment during the year as described in Note 9.

Amortization of intangibles were $48,757,000 and $29,946,000 in fiscal 2026 and 2025, respectively, with the increase related to amortization of new intangible assets acquired in the Kito Crosby Acquisition.
Interest and debt expense was $61,145,000 and $32,426,000 in fiscal 2026 and 2025, respectively. The increase is related to higher interest rates, as well as increased borrowings to finance the Kito Crosby Acquisition.

Fiscal 2026 Cost of debt refinancing and debt issuance of $24,185,000 relates to the Company's financing of the Kito Crosby Acquisition described in Note 3.

Investment income of $2,182,000 and $1,302,000, in fiscal 2026 and 2025, respectively, related to earnings on marketable securities held in the Company’s wholly owned captive insurance subsidiary and the Company's equity method investment in EMC, described in Note 7.

Other expense was $1,525,000 and $25,775,000 in fiscal 2026 and fiscal 2025, respectively. The decrease primarily relates to the non-cash settlement charge of $23,634,000 associated with the termination of one of the Company's U.S. pension plans in the prior year ending March 31, 2025 described in Note 13. No such termination occurred in fiscal 2026.

Income tax expense as a percentage of income from continuing operations before income tax expense was (11.1)% and 6.7% in fiscal 2026 and 2025, respectively. Typically these percentages vary from the U.S. statutory rate of 21% due to varying effective tax rates at the Company's foreign subsidiaries and the jurisdictional mix of income for these subsidiaries. In fiscal 2026 the rate was decreased by 25 percentage points as the result of the Precision Conveyance reporting unit goodwill impairment which is not deductible (see Note 9). Additionally, nondeductible Kito Crosby acquisition-related costs decreased the rate by 5 percentage points.

In fiscal 2025, the tax effect of the pension termination described in Note 13 reduced the effective tax rate by 17 percentage points.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents, and restricted cash totaled $97,023,000 and $53,933,000, at March 31, 2026 and 2025, respectively.

Liquidity

Our primary sources of liquidity are funds generated by operating activities, cash and cash equivalents, available capacity for borrowings on our New Revolving Facility and available capacity for borrowings on our AR Securitization Facility. Our ability to fund our operations, to make planned capital investments, to make scheduled debt payments and to repay or refinance indebtedness depends on our future operating performance and cash flows, which are subject to prevailing economic conditions and financial, business, and other factors, some of which are beyond our control.

Our liquidity as of March 31, 2026 was $561,216,000 comprised of cash and cash equivalents of $96,562,000, $458,933,000 of availability on the 2026 Revolving Credit Facility and $5,721,000 of availability on the AR Securitization Facility. Our liquidity as of March 31, 2025 was $240,155,000 comprised of cash and cash equivalents of $53,683,000, $159,583,000 of availability on the prior revolving credit facility and $26,889,000 of availability on the AR Securitization Facility.

We believe that our current resources, together with anticipated cash flows from operations and borrowing capacity under the 2026 Revolving Credit Facility and AR Securitization facilities, will be sufficient to finance our operations, meet our current cash requirements, and fund anticipated capital investments for at least the next 12 months. We may, however, seek additional financing to fund future growth or refinance our existing indebtedness through the debt capital markets, but we cannot be assured that such financing will be available on favorable terms, or at all.

Cash flow from operating activities

Net cash used for operating activities was $146,211,000 and net cash provided by operating activities was $45,612,000 in fiscal 2026 and 2025, respectively. In fiscal 2026, the net loss of $229,535,000 and non-cash adjustments to net loss of $209,471,000 contributed to cash provided by operations. The non-cash adjustments primarily included a $200,000,000 goodwill impairment charge (refer to Critical Accounting Estimates and Note 9), $103,306,000 related to gain on sale of our Divested Business (refer to Note 3) and $10,711,000 of deferred income taxes and related valuation allowance offset by $77,038,000 of depreciation and amortization, $24,185,000 related to debt extinguishment costs, $9,978,000 of non-cash lease expense, $9,569,000 of stock-based compensation, and $3,549,000 of amortization of deferred financing costs. Changes in working capital reduced cash from operations by $117,989,000 primarily driven by a $129,800,000 decrease in accrued liabilities due to the payment of integration and deal costs for the Kito Crosby Acquisition as well as payment of certain Kito Crosby employee related deal success fees shortly after the closing of the Kito Crosby Acquisition of $140,801,000. In addition trade accounts receivable increase by $10,675,000 and trade payables decreased by $2,646,000. These changes in working capital were offset by decreases in inventories of $15,268,000 and prepaid expenses of $9,864,000. Cash provided by operations also included a decrease of $10,161,000 in other non-current liabilities primarily due to lease payments for fiscal 2026 and a decrease of other assets for $2,003,000.

Cash flow from investing activities

Net cash used for investing activities was $2,457,654,000 and $19,891,000 in fiscal 2026 and 2025, respectively. The use of cash in fiscal 2026 primarily consisted of $2,627,389,000 related to the Kito Crosby Acquisition and $17,859,000 in capital expenditures. The Company saw a cash inflow from investing activities related to net Divestiture proceeds of $183,976,000 and proceeds of $3,257,000 received from sale of two previously closed manufacturing facilities.

Cash flow from financing activities

Net cash provided for financing activities was $2,653,414,000 in fiscal 2026 compared to net cash used for financing activities of $86,747,000 in fiscal 2025. The most significant source of cash was $2,590,000,000 in gross proceeds from the issuance of long-term debt and $780,978,000 from the issuance of preferred stock, which was used to fund the Kito Crosby Acquisition as well as to refinance the Company's prior outstanding indebtedness. This was offset by $616,177,000 in debt repayments, $91,004,000 in fees paid to secure the new debt borrowing and $8,037,000 in dividend payments. Associated cash flows from hedging activities are classified as financing activities in the statement of cash flows, which resulted in a net cash inflow of $1,644,000.

We believe that our cash on hand, cash flows, and borrowing capacity under our New Revolving Facility will be sufficient to fund our ongoing operations and debt obligations, and capital expenditures for at least the next twelve months. This belief is dependent upon successful execution of our current business plan and effective working capital utilization. No material restrictions exist in accessing cash held by our non-U.S. subsidiaries. We expect to meet our funding needs with cash provided by our U.S. operations, as well as by repatriating non-U.S. cash. We do not expect to incur significant incremental U.S. taxes as we repatriate funds. As of March 31, 2026, $93,054,000 of cash and cash equivalents were held by foreign subsidiaries.

CAPITAL EXPENDITURES

In addition to keeping our current equipment and plants properly maintained, we are committed to replacing, enhancing and upgrading our property, plant and equipment to support new product development, improve productivity and customer responsiveness, reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety and promote ergonomically correct work stations. Our capital expenditures for fiscal 2026 and 2025 were $17,859,000 and $21,411,000, respectively. Excluded from capital expenditures is $2,398,000 and $318,000, in property, plant and equipment purchases included in accounts payable at March 31, 2026 and 2025, respectively. We expect capital expenditure spending in fiscal 2027 to range from $50,000,000 to $60,000,000 inclusive of the Kito Crosby business.

INFLATION AND OTHER MARKET CONDITIONS

Our costs are affected by inflation and tariffs in the U.S. economy and, to a lesser extent, in non-U.S. economies including those of Europe, Canada, Mexico, South America, and Asia-Pacific. We do not believe that general inflation and tariffs have had a material effect on our results of operations over the periods presented despite rising inflation due to our ability to pass on rising costs through price increases. We are currently experiencing higher raw material, freight, and logistics costs as well as tariffs than we have seen in recent years, which we have been able to recover with pricing actions. In the future, we may not be able to pass on these cost increases to our customers.

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

Goodwill and indefinite-lived intangible asset impairment testing.  Our goodwill balance of $1,408,640,000 as of March 31, 2026, is subject to impairment testing. We test goodwill for impairment at least annually, as of the end of February, and more frequently whenever events occur or circumstances change that indicate there may be impairment. These events or circumstances could include a significant long-term adverse change in the business climate, poor indicators of operating performance, or a sale or disposition of a significant portion of a reporting unit.

We test goodwill at the reporting unit level, which is one level below our operating segment. We identify our reporting units by assessing whether the components of our operating segment constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components. We also aggregate components that have similar economic characteristics into single reporting units (for example, similar products and / or services, similar long-term financial results, product processes, classes of customers, or in circumstances where the components share assets or other resources and have other economic interdependencies). Historically, we have had three reporting units, Linear Motion Products (formerly referred to as Duff-Norton), Rest of Products and Precision Conveyance, and have goodwill totaling $9,699,000, $265,708,000, and $201,359,000, respectively, at March 31, 2026. The Kito Crosby Acquisition completed in February of fiscal 2026 represents a reporting unit holding the remaining balance of the goodwill recorded at March 31, 2026. Kito Crosby goodwill has been evaluated for impairment separately in fiscal 2026 as part of our procedures to calculate the fair value of its opening balance sheet. We will evaluate the impact of the Kito Crosby on our reporting units in fiscal 2027 as we continue to integrate its operations.

Annual Goodwill Impairment Test

The Company may first elect to perform a qualitative evaluation to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The qualitative assessment considers, among other factors, macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, changes in management or strategy, and other entity specific events. If, based on the qualitative assessment, the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if the Company elects to bypass the qualitative assessment, the Company performs a quantitative impairment test. The quantitative test compares the estimated fair value of our reporting units with the carrying amount, including goodwill. The Company recognizes an impairment charge for the amount by which the reporting unit’s carrying amount exceeds its fair value. To perform the quantitative impairment test, the Company uses the discounted cash flow method to estimate the fair value of the reporting units. The discounted cash flow method incorporates various assumptions, the most significant being projected revenue growth rates, EBITDA margins and cash flows, the terminal growth rate, and the discount rate. The Company projects discounted cash flows based on each reporting unit's current business, expected developments, and operational strategies over a seven-year period. In estimating the terminal growth rates, the Company considers its historical and projected results, as well as the economic environment in which its reporting units operate. The discount rate rates utilized for each reporting unit reflect the Company's assumptions of marketplace participants' cost of capital and risk assumptions, both specific to the reporting unit and overall in the economy. For its fiscal year 2026 annual goodwill impairment test, the Company elected to bypass the qualitative assessment and performed a quantitative impairment test comparing the carrying amount of each reporting unit with its estimated fair value, except for the Kito Crosby reporting unit due to the proximity of the acquisition date to our annual impairment assessment date..

Quantitative Tests

In order to perform the quantitative impairment test for each of the reporting units, we used the discounted cash flow method to estimate fair value. The discounted cash flow method incorporates various assumptions as outlined above. Management projects discounted cash flows based on the reporting unit's current business, expected developments and operational strategies over a seven-year period. In estimating the terminal growth rate, we consider our historical and projected results, as well as the economic environment in which the reporting unit operates. The discount rate utilized for the reporting unit reflects management’s assumptions of marketplace participants’ cost of capital and risk assumptions, both specific to the reporting unit and overall in the economy.

Testing goodwill for impairment under the quantitative method described above requires us to estimate fair value of the reporting unit using significant estimates and judgmental factors. The key assumptions used in the analysis are as follows:

	Precision Conveyance	Rest of Products	Linear Motion
Compound annual growth rate	5.1%	3.3%	4.5%
Terminal growth rate	3.6%	3.6%	3.5%
Discount rate	11.8%	10.7%	12.5%

Each reporting units' compound annual growth rate reflects the growth rate for the markets which they serve. The terminal growth rate reflects our estimate of long-term growth into perpetuity in each reporting unit's vertical market and as well as expected increases in the consumer price index. The estimated discount rate was based upon an analysis of similar companies and their debt to equity mix, their related volatility and the size of their market capitalization. We also consider any additional risk in the reporting unit achieving its forecast, and adjust the discount rate applied when determining the reporting unit’s estimated fair value.

While the individual reporting units initially had fair values in excess of their book value, the reduction in the Company's stock price and market capitalization resulted in the aggregate equity value of the combined company exceeding its market capitalization at its annual measurement date. The Company reevaluated the fair value of its reporting units and this resulted in a partial impairment of the goodwill in the amount of $200,000,000 for the Precision Conveyance reporting unit.

Holding all other assumptions constant, a reduction in the compound annual growth rate for revenue in the first seven years of the model by one percentage point would reduce fair value by $37,600,000 for Precision Conveyance, $72,077,000 for Rest of Products, and $4,945,000 for Linear Motion. Similarly, a 50 basis point increase in the discount rate would reduce fair value for the Precision Conveyance reporting unit by $25,000,000, the Rest of Products reporting unit by $25,879,000 and the Linear Motion reporting unit by $5,805,000. A 50 basis point reduction in the terminal growth rate would reduce fair value for the Precision Conveyance reporting unit by $13,300,000, the Rest of Products Group by $15,202,000 and the Linear Motion Group by $1,612,000.

We further test our indefinite-lived intangible asset balance of $47,554,000 consisting of trademarks for acquisitions prior to fiscal 2026. Similar to goodwill, the Company may first elect to perform a qualitative evaluation to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, based on the qualitative assessment, the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if the Company elects to bypass the qualitative assessment, the Company performs a quantitative impairment test. For its annual impairment test, the Company elected to bypass the qualitative assessment and performed a quantitative impairment test. The methodology used to quantitatively value trademarks is the relief from royalty method. The recorded book value of these trademarks in excess of the calculated fair value triggers an impairment. The key estimate used in this calculation consists of an overall royalty rate applied to the sales covered by the trademark. After performing a quantitative assessment as of February 28, 2026, we determined that the trademarks were not impaired.

Purchase Price Allocations for Business Combinations.

During the fiscal 2026, we completed the Kito Crosby Acquisition for a purchase price of $2,811,907,000. Under purchase accounting, we preliminarily recorded assets acquired and liabilities assumed at fair value as of the acquisition date. We identified and assigned value to trademarks and trade names, customer relationships, favorable supply agreements, backlog, inventory, pension obligations and technology. We estimated the useful lives over which these intangible assets would be amortized. Valuations of these assets were performed largely using discounted cash flow models and estimates of replacement cost. These valuations support the conclusion that identifiable intangible assets had a preliminary value of $1,290,000,000. The resulting goodwill has been preliminarily calculated to be $931,874,000.

Assigning value to certain tangible and intangible assets requires estimates used in projecting relevant future cash flows and estimates of replacement costs, in addition to estimating useful lives of such assets. Further estimates include an attrition rate for customer relationships, royalty rates for trademarks and trade names, and a weighted average cost of capital assumption.

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

Commodity Price Risk

Our costs are affected by inflation in the U.S. economy and, to a lesser extent, in non-U.S. economies including those of Europe, Canada, Mexico, South America, Japan, and Asia-Pacific. Generally, as we experience fluctuations in our costs, we reflect these increases in costs as price increases to our customers with the goal of being margin neutral. We are currently experiencing higher raw material, freight, and logistics costs than we have seen in recent years, which we have been able to recover with pricing actions. Further, increases in U.S. employee benefits costs such as health insurance and workers compensation insurance have exceeded general inflation levels. In the future, we may be further affected by inflation that we may not be able to pass these increased costs on as price increases to our customers. However, we have been successful in the past, and we expect to be successful in the future, in instituting price increases to pass on these material cost increases. The Company is exposed to trade tariffs, and particularly those recently enacted by the current presidential administration. The Company monitors the impact of tariffs and actively works to mitigate this impact through material productivity actions and pricing strategies, including tariff surcharges.

Foreign Currency Exchange Risk

In fiscal 2026, 44% of our net sales were from manufacturing plants and sales offices in foreign jurisdictions. We manufacture our products in the United States, Japan, China, Germany, United Kingdom, Hungary, Mexico, and Malaysia and sell our products in over 100 countries. Our results of operations could be affected by factors such as changes in foreign currency rates or weak economic conditions in foreign markets. Our operating results are exposed to fluctuations between the U.S. Dollar and the Canadian Dollar, European currencies, the South African Rand, the Mexican Peso, the Brazilian Real, Japanese Yen and the Chinese Yuan. For example, when the U.S. dollar weakens against the Euro, the value of our net sales and net income denominated in Euros increases when translated into U.S. dollars for inclusion in our consolidated results. We are also exposed to foreign currency fluctuations in relation to purchases denominated in foreign currencies. Our foreign currency risk is mitigated since the majority of our foreign operations’ net sales and the related expense transactions are denominated in the same currency, which reduces the impact of a significant change in foreign exchange rates on net income.  For example, a 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $7,256,000 on our income from operations. In addition, the majority of our export sale transactions are denominated in U.S. dollars.

The Company has a cross currency swap agreement that is designated as a cash flow hedge to hedge changes in the value of an intercompany loan to a foreign subsidiary due to changes in foreign exchange rates. This intercompany loan is related to the acquisition of STAHL. As of March 31, 2026, the notional amount of this derivative was $50,170,000, and the contract matures on June 30, 2028. From its March 31, 2026 balance of Accumulated other comprehensive loss ("AOCL"), the Company expects to reclassify approximately $1,166,000 out of AOCL, and into foreign currency exchange loss (gain), net, during the next 12 months based on the contractual payments due under this intercompany loan.

The Company has foreign currency forward agreements that are designated as cash flow hedges to hedge a portion of forecasted inventory purchases denominated in foreign currencies. As of March 31, 2026, the notional amount of these derivatives was $6,243,000, and all contracts mature by March 31, 2027. From its March 31, 2026 balance of AOCL, the Company expects to reclassify approximately $15,000 out of AOCL during the next 12 months based on the expected sales of the goods purchased.

Interest Rate Risk

We are subject to interest rate risk in connection with the Term Loan B and the AR Securitization Facility and Revolving Credit Facility. As of March 31, 2026, we had $1,456,990,000 outstanding under the 2026 Term Loan B, $900,000,000 of Senior Secured Notes, $53,400,000 outstanding on the AR Securitization Facility and $25,000,000 amounts outstanding under the 2026 Revolving Credit Facility. The 2026 Term Loan B, AR Securitization Facility and the 2026 Revolving Credit Facility each bear interest at variable rates, but the interest rate on the Notes is fixed.

The Company has entered into interest rate swap agreements which are designated as cash flow hedges to hedge changes in interest expense due to changes in the interest rate of the Company's variable interest rate debt. The Company has zero interest rate swap agreements outstanding in which it receives interest at a variable rate and pays interest at a fixed rate. The interest rate swaps have varying maturity dates between March 31, 2027 and March 31, 2031 with an aggregate notional amount of $965,000,000 as of March 31, 2026.

The effective portion of the changes in fair values of the interest rate swaps is reported in AOCL and will be reclassified to interest expense over the life of the swap agreements. From its March 31, 2026 balance of AOCL, the Company expects to reclassify approximately $238,000 out of AOCL, and into interest expense, during the next 12 months.

An increase of 100 basis points in the variable rates on the 2026 Term Loan B as of March 31, 2026 would increase annual cash interest in the aggregate by approximately $5,000,000. We cannot predict market fluctuations in interest rates and their impact on our debt, nor can there be any assurance that long-term fixed-rate debt will be available at favorable rates, if at all. Consequently, future results may differ materially from estimated results due to adverse changes in interest rates.

Item 8.        Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Columbus McKinnon Corporation

Audited Consolidated Financial Statements as of March 31, 2026:

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Columbus McKinnon Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Columbus McKinnon Corporation (the Company) as of March 31, 2026 and 2025, the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2026, and the related notes and financial statement schedule listed in the Index at Item 15(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2026, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated June 8, 2026 expressed an unqualified opinion thereon.

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
At March 31, 2026, the Company’s goodwill was $1,409 million, of which $201 million related to the Precision Conveyance reporting unit.

As discussed in Notes 2 and 9 of the consolidated financial statements, goodwill is tested for impairment at least annually, or more frequently if circumstances warrant, at the reporting unit level. The Company performed its annual goodwill impairment test over the Precision Conveyance reporting unit in the fourth quarter of 2026 using a discounted cash flow model.

Auditing the Company’s annual goodwill impairment assessment was complex and highly judgmental due to the significant estimation required to determine the fair value of the Precision Conveyance reporting unit. The fair value estimate for the Precision Conveyance reporting unit was sensitive to significant assumptions inherent in the Company’s discounted estimated future cash flows, in particular changes in the projected revenue growth rates, EBITDA margins, the terminal growth rate, and the discount rate. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s goodwill impairment review process, including controls over management’s review of the significant assumptions described above.

To test the estimated fair value of the Company’s Precision Conveyance reporting unit, we performed audit procedures with the assistance of our valuation professionals that included, among others, assessing the methodology used and testing the significant assumptions discussed above and the underlying data used in the impairment analysis. We compared the significant assumptions used by the Company to current industry and economic trends and other factors on the significant assumptions. We assessed the historical accuracy of the Company’s projected revenue growth rates and EBITDA margins forecast and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumptions. We utilized our internal valuation specialists to assist us in evaluating the Company’s valuation model and related projected revenue growth rates, EBITDA margins, the terminal growth rate, and the discount rate. In addition, we reviewed the reconciliation of the fair value of the reporting units to the market capitalization of the Company.
Accounting for the Kito Crosby Limited Acquisition Channel Partner Customer Relationships
Description of the Matter	As discussed in Note 3 of the consolidated financial statements, the Company completed its acquisition of Kito Crosby Limited during 2026 for a total purchase price of $2.8 billion. The acquisition was accounted for under the acquisition method of accounting for business combinations. The Company preliminarily allocated the net purchase price to the assets acquired and liabilities assumed based on their respective fair values as of the date of acquisition, including intangible assets of $1.3 billion. Of the intangible assets acquired $1.1 billion was allocated to the channel partner customer relationships.

Auditing the Company’s accounting for the fair value of the channel partner relationships as part of the business combination was complex and highly judgmental due to the significant estimation uncertainty primarily due to the sensitivity of the fair value to certain underlying assumptions. These significant assumptions used to estimate the fair value of the channel partner customer relationships intangible asset included projected revenue growth rates, EBITDA margins, attrition rate, and the discount rate.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s accounting for the business combination and valuation of the acquired assets including controls over management’s review of the significant assumptions described above. For example, we tested controls over the Company’s valuation of channel partner customer relationships, including the review of the valuation method and significant underlying assumptions used to develop such estimates.

To test the appropriateness of the valuation methodology used, our audit procedures included, among others, evaluating the significant assumptions used in the Company’s valuation calculations and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions. For example, we performed sensitivity analyses and compared significant assumptions to historical results of the acquired business and to other guideline public companies within the same industry. We utilized our internal valuation specialists to assist us in evaluating the Company’s methodologies and significant assumptions used in the valuation of the channel partner customer relationships.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since at least 1917, but we are unable to determine the specific year.

Charlotte, North Carolina
June 8, 2026

COLUMBUS McKINNON CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,
	2026	2025
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$96,562	$53,683
Trade accounts receivable, net of allowances for credit losses ($7,200 and $4,880, respectively)	380,198	165,481
Inventories	609,030	198,598
Prepaid expenses and other	95,071	48,007
Total current assets	1,180,861	465,769
Net property, plant, and equipment	408,508	106,164
Goodwill	1,408,640	710,807
Other intangible assets, net	1,609,662	356,562
Marketable securities	10,223	10,112
Deferred taxes on income	2,064	2,904
Other assets	164,745	86,470
Total assets	$4,784,703	$1,738,788
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$168,907	$93,273
Accrued liabilities	249,009	113,907
Current portion of Term loan, AR securitization facility and finance lease obligations	166,418	50,739
Total current liabilities	584,334	257,919
Term loan, Senior Secured Notes, AR securitization facility and finance lease obligations	2,226,589	420,236
Other non-current liabilities	525,151	178,538
Total liabilities	3,336,074	856,693
Shareholders’ equity:
Preferred stock: 1,000,000 preferred shares authorized and 800,000 preferred shares outstanding	789,845	—
Voting common stock: 100,000,000 shares authorized; 28,747,733 and 28,618,289 shares issued and outstanding	287	286
Treasury stock	(11,000)	(11,000)
Additional paid-in capital	540,536	531,750
Retained earnings	135,807	382,160
Accumulated other comprehensive loss	(6,748)	(21,101)
Equity attributable to shareholders of the Company	1,448,727	882,095
Noncontrolling interest	(98)	—
Total Equity	1,448,629	882,095
Total liabilities and shareholders’ equity	$4,784,703	$1,738,788

See accompanying notes.

COLUMBUS McKINNON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2026	2025	2024
	(In thousands, except per share data)
Net sales	$1,193,451	$963,027	$1,013,540
Cost of products sold	834,020	637,347	638,702
Gross profit	359,431	325,680	374,838
Selling expenses	133,579	110,043	105,341
General and administrative expenses	178,325	107,249	106,760
Research and development expenses	21,409	23,869	26,193
Net gain on sales of businesses	(103,306)	—	—
Loss on impairment of goodwill	200,000	—	—
Amortization of intangibles	48,757	29,946	29,396
Income from operations	(119,333)	54,573	107,148
Interest and debt expense	61,145	32,426	37,957
Cost of debt refinancing	24,185	—	—
Investment (income) loss, net	(2,182)	(1,302)	(1,759)
Foreign currency exchange loss (gain), net	5,551	3,179	1,826
Other (income) expense, net	(1,525)	25,775	7,597
Income (Loss) before income tax expense	(206,507)	(5,505)	61,527
Income tax (benefit) expense	22,930	(367)	14,902
Net income (loss)	$(229,437)	$(5,138)	$46,625
Net loss attributable to noncontrolling interest	98	—	—
Net income (loss) attributable to the Company	$(229,535)	$(5,138)	$46,625

Average basic shares outstanding	28,714	28,738	28,728
Average diluted shares outstanding	28,714	28,738	29,026

Basic income (loss) per common share	$(7.40)	$(0.18)	$1.62

Diluted income (loss) per common share	$(7.40)	$(0.18)	$1.61

Dividends declared per common share	$0.28	$0.28	$0.28

See accompanying notes.

COLUMBUS McKINNON CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	March 31,
	2026	2025	2024
	(In thousands)
Net income (loss) attributable to the Company	$(229,535)	$(5,138)	$46,625
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	12,343	(1,157)	(433)
Pension liability adjustments, net of taxes of $(357), $(8,420) and $(71)	1,781	25,585	812
Other post retirement obligations adjustments, net of taxes of $11, $24, and $22	(46)	(102)	(94)
Split-dollar life insurance arrangement adjustments, net of taxes of $5, $7, and $(426)	(24)	(27)	1,386
Change in derivatives qualifying as hedges, net of taxes of $(139), $1,859, and $1,111	299	(5,723)	(3,305)
Total other comprehensive income (loss)	14,353	18,576	(1,634)
Comprehensive income	$(215,182)	$13,438	$44,991

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock ($0.01 par value)	Preferred Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	CMCO Shareholders' equity balance	Noncontrolling Interests	Total Equity Balance
Balance at April 1, 2023	$286	$—	$(1,001)	$515,797	$356,758	$(38,043)	$833,797		$833,797
Net income (loss)	—	—	—	—	46,625	—	46,625	—	46,625
Dividends declared	—	—	—	—	(8,055)	—	(8,055)	—	(8,055)
Change in foreign currency translation adjustment	—	—	—	—	—	(433)	(433)	—	(433)
Change in derivatives qualifying as hedges, net of tax of $1,111	—	—	—	—	—	(3,305)	(3,305)	—	(3,305)
Change in pension liability and postretirement obligations, net of tax of $(475)	—	—	—	—	—	2,104	2,104	—	2,104
Stock compensation - directors	—		—	1,174	—	—	1,174	—	1,174
Stock options exercised, 62,060 shares	1	—	—	1,596	—	—	1,597	—	1,597
Stock compensation expense	—	—	—	10,865	—	—	10,865	—	10,865
Restricted stock units released, 125,329 shares, net of shares withheld for minimum statutory tax obligation	1	—	—	(2,307)	—	—	(2,306)	—	(2,306)
Balance, March 31, 2024	$288	$—	$(1,001)	$527,125	$395,328	$(39,677)	$882,063	$—	$882,063
Net income (loss)	—	—	—	—	(5,138)	—	(5,138)	—	(5,138)
Dividends declared	—	—	—	—	(8,030)	—	(8,030)	—	(8,030)
Change in foreign currency translation adjustment	—	—	—	—	—	(1,157)	(1,157)	—	(1,157)
Change in derivatives qualifying as hedges, net of tax of $1,859	—	—	—	—	—	(5,723)	(5,723)	—	(5,723)
Change in pension liability and postretirement obligations, net of tax of $(8,389)	—	—	—	—	—	25,456	25,456	—	25,456
Stock compensation - directors	—	—	—	1,057	—	—	1,057	—	1,057
Stock options exercised, 12,648 shares	—	—	—	372	—	—	372	—	372
Stock compensation expense	—	—	—	5,199	—	—	5,199	—	5,199
Treasury stock purchased, (292,650) shares	(1)	—	(9,999)	—	—	—	(10,000)	—	(10,000)
Restricted stock units released, 99,181 shares, net of shares withheld for minimum statutory tax obligation	(1)	—	—	(2,003)	—	—	(2,004)	—	(2,004)
Balance, March 31, 2025	$286	$—	$(11,000)	$531,750	$382,160	$(21,101)	$882,095	$—	$882,095
Net income (loss)	—	—	—	—	(229,437)	—	(229,437)	—	(229,437)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(98)	(98)
Common dividends declared	—	—	—	—	(8,049)	—	(8,049)	—	(8,049)
Change in foreign currency translation adjustment	—	—	—	—	—	12,343	12,343	—	12,343
Change in derivatives qualifying as hedges, net of tax of $(139)	—	—	—	—	—	299	299	—	299
Change in pension liability and postretirement obligations, net of tax of $(341)	—	—	—	—	—	1,711	1,711	—	1,711
Stock compensation - directors	—	—	—	1,024	—	—	1,024	—	1,024
Stock options exercised, 1,951 shares	—	—	—	30	—	—	30	—	30
Stock compensation expense	—	—	—	8,545	—	—	8,545	—	8,545
Preferred Shares purchased, 800,000 shares	—	789,845	—	—	—	—	789,845	—	789,845
Preferred dividends	—	—	—	—	(8,867)	—	(8,867)	—	(8,867)
Restricted stock units released, 127,493 shares, net of shares withheld for minimum statutory tax obligation	1	—	—	(813)	—	—	(812)	—	(812)
Balance, March 31, 2026	$287	$789,845	$(11,000)	$540,536	$135,807	$(6,748)	$1,448,727	$(98)	$1,448,629
 See accompanying notes.

COLUMBUS McKINNON CORPORATION

 CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended March 31,
	2026	2025	2024
Operating activities:	(In thousands)
Net income (loss) attributable to the Company	$(229,535)	$(5,138)	$46,625
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	77,038	48,187	45,945
Deferred income taxes and related valuation allowance	(10,711)	(20,256)	(15,285)
Net gain from sale of business	(103,306)	—	—
Net loss (gain) on sale of real estate, investments and other	(2,551)	(972)	(1,431)
Stock-based compensation	9,569	6,256	12,039
Amortization of deferred financing costs	3,549	2,487	2,349
Loss (gain) on hedging instruments	1,720	(382)	(1,366)
Impairment of Goodwill - Precision Conveyance	200,000	—	—
Cost of debt refinancing and repricing	24,185	—	958
Impairment of operating lease	—	3,911	—
Loss on disposals and impairments of fixed assets	—	2,533	—
Non-cash pension settlement expense (See Note 13)	—	23,634	4,984
Non-cash lease expense	9,978	10,105	9,735
Changes in operating assets and liabilities, net of effects of business acquisitions and divestitures:
Trade accounts receivable	(10,675)	4,482	(14,428)
Inventories	15,268	(13,042)	(1,314)
Prepaid expenses and other	9,864	(20,998)	(8,555)
Other assets	2,003	3,498	537
Trade accounts payable	(2,646)	11,144	4,748
Accrued liabilities	(129,800)	(250)	(9,583)
Non-current liabilities	(10,161)	(9,587)	(8,760)
Net cash provided by (used for) operating activities	(146,211)	45,612	67,198
Investing activities:
Proceeds from sales of marketable securities	3,535	5,057	3,526
Purchases of marketable securities	(3,174)	(3,676)	(4,076)
Capital expenditures	(17,859)	(21,411)	(24,813)
Proceeds from sale of buildings, net of transaction costs	3,257	—	—
Dividend received from equity method investment	—	—	144
Proceeds from sale of fixed assets	—	139	—
Net proceeds from the sales of businesses	183,976	—
Purchase of businesses, net of cash and restricted cash acquired (See Note 3)	(2,627,389)	—	(108,145)
Net cash provided by (used for) investing activities	(2,457,654)	(19,891)	(133,364)
Financing activities:
Proceeds from issuance of common stock	30	371	1,600
Proceeds from issuance of preferred stock, net of expenses	780,978	—	—
Fees paid for debt repricing	—	(169)	(958)
Purchases of treasury stock	—	(10,000)	—
Repayment of debt	(616,177)	(60,670)	(60,604)
Payment to former owners of montratec (see Note 3)	—	(6,711)	—
Fees paid for borrowing on long-term debt	(91,004)	—	(2,859)
Proceeds from issuance of long-term debt	2,590,000	—	120,000
Cash inflows from hedging activities	23,165	23,608	24,057
Cash outflows from hedging activities	(24,809)	(23,134)	(22,687)
Payment of dividends	(8,037)	(8,042)	(8,044)
Other	(732)	(2,000)	(2,304)
Net cash provided by (used for) financing activities	2,653,414	(86,747)	48,201
Effect of exchange rate changes on cash	(6,459)	583	(1,085)
Net change in cash and cash equivalents	43,090	(60,443)	(19,050)
Cash, cash equivalents, and restricted cash at beginning of year	53,933	114,376	133,426
Cash, cash equivalents, and restricted cash at end of year	$97,023	$53,933	$114,376

COLUMBUS McKINNON CORPORATION

 CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year ended March 31,
	2026	2025	2024
Supplementary cash flows data:
Interest paid	$45,630	$30,054	$34,983
Income taxes paid, net of refunds	$45,850	$20,520	$28,369
Property, plant and equipment purchases included in trade accounts payable	$2,398	$318	$690
Restricted cash presented in Other assets	$461	$250	$250
See accompanying notes.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except share data)

1.     Description of Business

Columbus McKinnon Corporation (the "Company") is a leading worldwide designer, manufacturer, and marketer of intelligent motion solutions that efficiently and ergonomically move, lift, position, and secure materials. Key products include hoists, crane components, precision conveyor systems, accumulation tables, rigging, lifting and securement hardware, light rail workstations, and digital power and motion control systems. The Company is focused on commercial and industrial applications that require the safety and quality provided by its superior design and engineering know-how. The Company’s targeted market verticals include general industrial, construction and infrastructure, mining, oil & gas, energy, aerospace, transportation, automotive, heavy equipment manufacturing, and entertainment.

The Company’s products are sold globally, principally to third party distributors and crane builders through diverse distribution channels and, to a lesser extent, directly to end-users. During fiscal 2026, approximately 56% of sales were to customers in the United States.
2.     Accounting Principles and Practices

Advertising

Costs associated with advertising are expensed as incurred and are included in Selling expense in the Consolidated Statements of Operations. Advertising expenses were $4,281,000, $3,629,000, and $2,659,000 in fiscal 2026, 2025, and 2024, respectively.

Business Combinations

The Company accounts for business combinations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC 805, Business Combinations. The results of operations of acquired businesses are included in the Company’s consolidated financial statements from the respective dates of acquisition.

The Company measures the identifiable assets acquired and liabilities assumed as of the acquisition date. Any excess of the purchase consideration over the fair value of the net identifiable assets acquired is recorded as goodwill.

Cash and Cash Equivalents

The Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less.

Concentrations of Labor

Approximately 8.5% of the Company’s employees are represented by six U.S. collective bargaining agreements with varying expiration dates starting in February 2027 through December 2028. We also have various labor agreements with our non-U.S. employees that we negotiate from time to time.

Consolidation

These consolidated financial statements include the accounts of the Company and its global subsidiaries. The Company's consolidation policy requires equity investments that the Company exercises significant influence over, but does not control the investee and are not the primary beneficiary of the investee’s activities, to be accounted for using the equity method. Investments through which the Company is not able to exercise significant influence over the investee and which the Company does not have readily determinable fair values are accounted for under the cost method. All intercompany transactions and balances are eliminated in consolidation.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Equity Method Investment

The Company has an investment in Eastern Morris Cranes Company Limited ("EMC"), a limited liability company organized and existing under the laws and regulations of the Kingdom of Saudi Arabia, whose principal activity is to manufacture various electrical overhead traveling cranes. This investment represents a noncontrolling ownership interest that is accounted for under the equity method of accounting since the Company has significant influence over the investee. As a result, the Company records its portion of the gains and losses incurred by this entity in Investment income, net in the Consolidated Statements of Operations.

Foreign Currency Translations

The Company translates foreign currency financial statements as described in ASC 830, “Foreign Currency Matters.” Under this method, all items of income and expense are translated to U.S. dollars at average exchange rates during the year. All assets and liabilities are translated to U.S. dollars at the year-end exchange rate. Gains or losses on translations are recorded in accumulated other comprehensive loss in the shareholders’ equity section of the balance sheet. The functional currency is the foreign currency in which the foreign subsidiaries conduct their business.  Gains and losses from foreign currency transactions are reported in foreign currency exchange loss (gain).

Goodwill

Goodwill is not amortized but is tested for impairment at least annually, or more frequently if indicators of impairment exist, in accordance with the provisions of ASC Topic 350, “Intangibles - Goodwill and Other.” Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The fair value of a reporting unit is determined using a discounted cash flow methodology. The Company’s reporting units are determined based upon whether discrete financial information is available and reviewed regularly, whether those units constitute a business, and the extent of economic similarities and interdependencies between those reporting units for purposes of aggregation.  The Company’s reporting units identified under ASC 350 are at the component level, or one level below the reporting segment level as defined under ASC 280 “Segment Reporting – Disclosure.”  As of March 31, 2026, the Company’s one segment consists of four reporting units. An impairment charge is recorded if the carrying value is greater than the reporting unit's fair value.

The Company may first elect to perform a qualitative evaluation to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The qualitative assessment considers, among other factors, macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, changes in management or strategy, and other entity specific events. If, based on the qualitative assessment, the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if the Company elects to bypass the qualitative assessment, the Company performs a quantitative impairment test. The quantitative test compares the estimated fair value of our reporting units with the carrying amount, including goodwill. The Company recognizes an impairment charge for the amount by which the reporting unit’s carrying amount exceeds its fair value. To perform the quantitative impairment test, the Company uses the discounted cash flow method to estimate the fair value of the reporting units. The discounted cash flow method incorporates various assumptions, the most significant being projected revenue growth rates, EBITDA margins and cash flows, the terminal growth rate, and the discount rate. The Company projects discounted cash flows based on each reporting unit's current business, expected developments, and operational strategies over a seven-year period. In estimating the terminal growth rates, the Company considers its historical and projected results, as well as the economic environment in which its reporting units operate. The discount rate rates utilized for each reporting unit reflect the Company's assumptions of marketplace participants' cost of capital and risk assumptions, both specific to the reporting unit and overall in the economy.

Based on results of the quantitative and qualitative impairment assessments for the reporting units, the Company determined the fair value for one of its reporting units was below book value as of March 31, 2026. As a result, an impairment charge was recorded in fiscal 2026. Refer to Note 5 for valuation techniques and significant inputs and Note 9 for further discussion of goodwill and intangible assets.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Impairment of Long-Lived Assets

The Company assesses impairment of its long-lived assets in accordance with the provisions of ASC 360 “Property, Plant, and Equipment.” This statement requires long-lived assets, such as property and equipment and purchased intangibles subject to amortization, to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group over its remaining useful life. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized equal to the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. The fair values are determined in accordance with ASC 820 “Fair Value Measurement and Disclosures.”

In assessing long-lived assets for an impairment loss, assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Asset grouping requires a significant amount of judgment. Accordingly, facts and circumstances will influence how asset groups are determined for impairment testing. In assessing long-lived assets for impairment, management considered the Company’s product line portfolio, customers and related commercial agreements, labor agreements and other factors in grouping assets and liabilities at the lowest level for which identifiable cash flows are independent. The Company considers projected future undiscounted cash flows, trends and other factors in its assessment of whether impairment conditions exist. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such factors as future production volumes, customer pricing, economics, and productivity and cost initiatives, could significantly affect its estimates. In determining fair value of long-lived assets, management uses estimates, discounted cash flow calculations, and appraisals where necessary. There were no indicators of impairment related to long-lived assets in the current year.

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

Amortization of intangible assets with finite lives is recognized over their estimated useful lives using an amortization method that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized.  The straight line method is used for customer relationships. As a result of the negligible attrition rate in our customer base, the difference between the straight-line method and attrition method is not considered significant.  The estimated useful lives for our intangible assets range from 1 to 25 years.

We further test our indefinite-lived intangible asset balance of $47,554,000 consisting of trademarks from certain acquisitions. Similar to goodwill, the Company may first elect to perform a qualitative evaluation to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, based on the qualitative assessment, the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if the Company elects to bypass the qualitative assessment, the Company performs a quantitative impairment test. For its annual impairment test, the Company elected to bypass the qualitative assessment and performed a quantitative impairment test. The methodology used to quantitatively value trademarks is the relief from royalty method. The recorded book value of these trademarks in excess of the calculated fair value triggers an impairment. The key estimate used in this calculation consists of an overall royalty rate applied to the sales covered by the trademark. After performing a quantitative assessment as of February 28, 2026, we determined that the trademarks were not impaired.

Inventories

Inventories are valued at the lower of cost and net realizable value. Cost of approximately 11% of inventories at March 31, 2026 and 41% at March 31, 2025 have been determined using the LIFO (last-in, first-out) method. The primary reduction of this percentage is due to the divestiture of our U.S. Power Chain Hoist and Chain Manufacturing Operations as well as the acquisition of Kito Crosby. Costs of other inventories have been determined using the FIFO (first-in, first-out) or average cost method. FIFO cost approximates replacement cost. Costs in inventory include components for direct labor and overhead costs.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Marketable Securities

The Company’s marketable securities, which consist of equity and fixed income securities, are recorded at fair value. Under ASC 321 “Investments—Equity Securities” all equity investments (including certain fixed income securities) in unconsolidated entities are measured at fair value through earnings. Therefore, gains and losses on marketable securities are realized within Investment (income) loss, net on the Consolidated Statements of Operations. Estimated fair value is based on published trading values at the balance sheet dates. The cost of securities sold is based on the specific identification method. Interest and dividend income are also included in Investment (income) loss, net on the Consolidated Statements of Operations.

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

Research and Development

Consistent with prior periods, the Company continues to account for research and development expenses in accordance with the provisions of ASC 730 “Research and Development” and are expensed as incurred.

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

Additionally, the Company performs ongoing credit evaluations of its customers’ financial condition, but generally does not require collateral to support customer receivables. The credit risk is controlled through credit approvals, limits, and monitoring procedures. Accounts receivables are reported at net realizable value and do not accrue interest. The Company establishes an allowance for credit losses based upon factors surrounding the credit risk of specific customers, historical trends, and other factors. Accounts receivable are charged against the allowance for credit losses once all collection efforts have been exhausted.  The Company does not routinely permit customers to return product. However, sales returns are permitted in specific situations and typically include a restocking charge or the purchase of additional product.

Shipping and Handling Costs

Shipping and handling costs are a component of cost of products sold.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation.” This standard requires all equity-based payments to employees, including grants of employee stock options, to be recognized in the Consolidated Statements of Operations based on the grant date fair value of the award.  Stock compensation expense is included in Cost of products sold, Selling, and General and administrative expense depending on the nature of the service of the employee receiving the award.  The Company uses a straight-line method of attributing the value of stock compensation expense, subject to minimum levels of expense, based on vesting. See Note 15 for further discussion of stock-based compensation.

Leases

All leases are reviewed for operating or finance classification at their inception and modification. The Company records leases in accordance with ASC 842, “Leases” Refer to Note 18 for further details.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Warranties

The Company offers warranties for certain products it sells. The specific terms and conditions of those warranties vary depending upon the product sold and the country in which the Company sold the product. As noted in Note 4 to the financial statements, the Company offers standard warranties which are typically 12 months in duration for standard products and 24 to 36 months for custom engineered products. These are assurance-type warranties that do not qualify as separate performance obligations under ASC 606, “Revenue from Contracts with Customers.” The Company estimates the costs that may be incurred under its standard warranties, based largely upon actual warranty repair costs history, and records a liability in the amount of such costs in the month that revenue is recognized. The resulting accrual balance is reviewed during the year. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rate of warranty claims, and cost per claim. The warranty liabilities are included in Accrued liabilities on the Consolidated Balance Sheets. Changes in the Company’s product warranty accrual are as follows:

	March 31,
	2026	2025
Balance at beginning of year	$1,692	$1,924
Accrual for warranties issued	1,466	830
Warranties settled	(1,238)	(1,074)
Warranty liabilities acquired as part of the Kito Crosby Acquisition	3,080	—
Foreign currency translation	23	12
Balance at end of year	$5,023	$1,692
3.    Acquisitions, Divestitures, & Disposals

Acquisitions

On February 3, 2026, the Company completed its acquisition and acquired 100% of the equity of ("Kito Crosby") from funds associated with the global investment firm Kohlberg Kravis Roberts & Co. (“KKR”) in an all-cash transaction valued at $2,811,907,000. Kito Crosby is a global leader in lifting solutions with multiple manufacturing assembly plants and more than 4,000 employees serving over 50 countries. The Kito Crosby acquisition expands the Company’s scale in material handling solutions and strengthens its presence in attractive verticals and target geographies. The Company accounted for the acquisition under the acquisition method of accounting for business combinations.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The results of Kito Crosby included in the Company’s consolidated financial statements from the date of acquisition are Net sales and Loss from operations of $188,089,000 and $21,500,000 for the period from February 3, 2026 through March 31, 2026, respectively. Kito Crosby’s loss from operations for the period includes acquisition-related inventory amortization of $36,798,000, which has been included in Cost of products sold. The Kito Crosby's results also include $1,043,000 of integration-related costs, of which $90,000 has been recorded as part of Cost of products sold, $58,000 as a part of Selling expenses and $895,000 in General and administrative expenses.

Including the costs above, the Company incurred acquisition integration and deal expenses in the amount of $65,650,000 for the period ended March 31, 2026, in the Consolidated Statement of Operations, of which $194,000 has been recorded as part of Cost of products sold, $74,000 as part of Selling expenses and $65,382,000 as part of General and administrative expenses.

The Company funded the Kito Crosby acquisition through borrowings of $900,000,000 in senior secured bonds, $1,650,000,000 in financing from a Term Loan B, and $800,000,000 of Series A Cumulative Convertible Participating Preferred Shares of the Company, par value $1.00 per share (the “Preferred Shares”) to CD&R XII Keystone Holdings, L.P., a Cayman Islands exempted limited partnership (the “CD&R Investor”). Additionally the Company refinanced its prior revolving credit facility increasing it to $500,000,000, of which $25,000,000 was outstanding as of March 31, 2026. Refer to Note 12 for additional information regarding the Company's debt. Terms of the Preferred Shares include a 7% coupon, payable in cash or payment-in-kind at the Company’s option, and a conversion price of $37.68, resulting in CD&R as-converted ownership of approximately 43% of the Company following completion of the transaction. The CD&R Investor has agreed to a customary lock-up on its shares.

The Company has applied the acquisition method of accounting in accordance with ASC 805 and recognized assets acquired and liabilities assumed at their fair value as of the date of acquisition with the excess of consideration over the fair value of net assets acquired recorded as goodwill. The purchase price for the Kito Crosby acquisition has been preliminarily allocated to the assets acquired and liabilities assumed as of the acquisition date. In determining the fair value of amounts related to the Kito Crosby acquisition, the Company utilized various forms of the income, cost and market approaches depending on the asset or liability being valued. The estimation of fair value required judgment related to projected revenue growth rates, EBITDA margins, discount rates, customer attrition rates, market comparisons and other factors. The Company is in the process of evaluating the preliminary purchase price allocation for the Kito Crosby Acquisition, including the valuation of identifiable intangible assets, goodwill, property, plant and equipment, tangible assets acquired, right-of-use lease assets and lease liabilities, asbestos and product liability obligations, and income taxes. The Company has estimated the preliminary fair values of assets acquired and liabilities assumed based on information currently available and will continue to adjust all of those estimates as additional information pertaining to events or circumstances present at the acquisition date becomes available during the measurement period. The excess consideration of $931,874,000 has been preliminarily recorded as goodwill for the Kito Crosby reporting unit. The identifiable intangible assets acquired include customer relationships of $1,171,100,000, of which $1,100,200,000 relates to channel partner relationships, and trade names of $118,900,000. The weighted average life of the acquired identifiable intangible assets subject to amortization was estimated at 12.8 years at the time of acquisition. Goodwill generated as a result of the Kito Crosby Acquisition is not expected to be deductible for tax purposes.

The preliminary assignment of purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

Cash	$184,307
Working capital	355,919
Property, plant, and equipment, net	329,619
Intangible assets	1,290,000
Other assets	81,152
Other non current liabilities	(360,964)
Goodwill	931,874
Total	$2,811,907

See Note 5 for assumptions used in determining the fair values of the intangible assets acquired.

Divestiture of U.S. Power Chain Hoist and Chain Manufacturing Operations

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

On January 14, 2026, the Company entered into an equity purchase agreement (the “Divestiture Agreement”) with Star Hoist Intermediate, LLC (“Star Hoist”), whereby the Company agreed to sell its U.S. power chain hoist and chain manufacturing operations based out of facilities located in Damascus, Virginia and Lexington, Tennessee and certain other assets (the “Divestiture Business”) to Star Hoist (the “Divestiture”).

The Divestiture was completed on March 4, 2026, pursuant to the terms of the Divestiture Agreement. The disposal group primarily included major classes of assets and liabilities, including property, plant and equipment, inventory, and related liabilities. Immediately prior to the completion of the Divestiture, the carrying amounts of these assets and liabilities were approximately $35,211,000 and $5,792,000, respectively, excluding an allocation of $51,252,000 of Rest of Products reporting unit goodwill to the Divestiture Business, and such assets and liabilities were derecognized upon closing.

In assessing the amount of goodwill to allocate to the Divestiture, the Company determined the fair value of the Rest of Products reporting unit and the relative fair value of the Divestiture to the fair value of the Rest of Products reporting unit. The fair value for the Company’s Rest of Products reporting unit cannot be determined using readily available quoted Level 1 inputs or Level 2 inputs that are observable in active markets. Therefore, the Company used a weighted discounted cash flow and market-based valuation model to estimate the fair value using Level 3 inputs. The Company used significant estimates and judgmental factors. The key estimates and factors used in the discounted cash flow valuation include revenue growth rates, EBITDA margins, terminal growth rates, and cash flows based on internal forecasts and the discount rate.

The Divestiture did not have a material adverse effect on the Company’s financial position. The Company recorded a pre-tax gain on sale of approximately $103,306,000 during the twelve months ended March 31, 2026 and reflected the related cash proceeds of approximately $183,976,000, net of customary closing adjustments and deal costs during the period. No impairment related to the Divestiture Business was recognized through March 31, 2026.

The Company evaluated whether the Divestiture represented a strategic shift that has (or will have) a major effect on its operations and financial results for purposes of discontinued operations accounting under ASC 205-20 and concluded that the Divestiture did not qualify for presentation as discontinued operations. Accordingly, the results of the Divestiture Business are presented within continuing operations and the related gain on sale is presented within Net gain on sales of businesses in the Consolidated Statements of Operations, and the related cash proceeds are presented within investing activities in the Consolidated Statements of Cash Flows. In connection with the Divestiture, the Company entered into transition services arrangements with Star Hoist under which the Company will provide services for a period of up to six months with an option for extension; the Company evaluated these arrangements, including any continuing involvement, and concluded they were not material to the Company.

The following unaudited pro forma financial information presents the combined results of operations as if the acquisition of Kito Crosby and Divestiture had occurred as of April 1, 2024. The pro forma information includes certain adjustments, including depreciation and amortization expense, interest expense, and certain other adjustments, together with related income tax effects. The pro forma amounts may not be indicative of the results that actually would have been achieved had the acquisition of Kito Crosby occurred as of April 1, 2024 and are not necessarily indicative of future results of the combined companies (in thousands):

	March 31,
	2026	2025
Net sales	$2,035,000	$1,911,000
Net (loss)	$(292,000)	$(366,000)

Fiscal 2026 and fiscal 2025 net loss presented above includes deal related costs, inventory "step up" amortization expenses, goodwill impairment costs and debt refinancing costs which would not be expected to recur in future periods.

Disposals

On July 31, 2024, the Company announced that it would relocate its North American linear motion operations from Charlotte, North Carolina ("Charlotte Manufacturing Operations") to its manufacturing facility in Monterrey, Mexico. The Company recorded $3,567,000 in fixed asset impairment costs and inventory obsolescence, $3,268,000 in Right-of-Use lease asset impairment costs and $1,093,000 in employee related severance and retention costs during the twelve months ended March 31,

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

2025, in the Consolidated Statements of Operations. In total, $7,855,000 of these costs were included in Cost of products sold, $22,000 were included in Selling expenses, and $51,000 were included in General and administrative expenses.

During the fourth quarter of fiscal 2025, the Company announced that it would be relocating one of its Precision Conveyance factories in the U.S. into its manufacturing facility in Hartland, Wisconsin. Further, the Company will also be consolidating its Latin American Precision Conveyance Business into its manufacturing facilities in both Hartland, Wisconsin and Monterrey, Mexico. The Company recorded $2,115,000 in fixed asset impairment costs and inventory obsolescence, $643,000 in Right of Use lease asset impairment costs, $1,069,000 in employee related severance and retention costs, and $544,000 for a reserve on other current assets during the twelve months ended March 31, 2025, in the Consolidated Statements of Operations. In total, $3,534,000 of these costs were included in Cost of products sold, $213,000 were included in Selling expenses, and $624,000 were included in General and administrative expenses.

During the third quarter of 2026, the Company sold two of its previously closed manufacturing facilities in Mexico and Germany. The Company received a cash payment in the amount of $2,155,000 for the German facility, and a cash payment in the amount of $1,102,000 for the sale of the Mexican facility. During the twelve months ended March 31, 2026, the sale of these manufacturing facilities resulted in a gain of $913,000, net of direct sale expenses and is recorded in Cost of products sold.

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

The following table illustrates the balance and related activity for customer advances in fiscal 2026 and 2025 (in thousands):

Customer advances (contract liabilities)
	March 31,
	2026	2025
Beginning balance	$15,631	$16,588
Revenue recognized from customer advances included in the beginning balance	(15,631)	(16,588)
Customer advances received	94,358	55,183
Revenue recognized from customer advances	(74,404)	(39,588)
Customer advances acquired with the Kito Crosby acquisition	4,386	—
Other (1)	708	36
Ending balance	$25,048	$15,631

    (1) Other includes the impact of foreign currency translation

Revenue was recognized prior to the right to invoice the customer which resulted in a contract asset balance in the amount of $20,480,000 and $26,218,000 as of March 31, 2026, and March 31, 2025, respectively. Contract assets are included in Prepaid expenses and other assets on the Consolidated Balance Sheets.

Remaining Performance Obligations

As of March 31, 2026, the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) was approximately $34,471,000. We expect to recognize approximately 62% of these sales over the next twelve months, and we expect to recognize 93% of the remaining amount to sales in the next 24 months.

Disaggregated revenue

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

In accordance with ASC 606, the Company is required to disaggregate revenue into categories that depict how economic factors affect the nature, amount, timing and uncertainty of revenue and cash flows. The following table illustrates the disaggregation of revenue by product grouping for the years ending March 31, 2026, 2025 and 2024 (in thousands):

	Year Ended March 31,
Net Sales by Product Grouping	2026	2025	2024
Industrial Products	$508,642	$328,095	$344,190
Crane Solutions	434,696	398,117	412,076
Precision Conveyors Products	148,567	154,659	163,463
Engineered Products	102,178	82,029	93,728
All other	(632)	127	83
Total	$1,193,451	$963,027	$1,013,540

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

Accounts Receivable

The Company records credit losses in accordance with ASC 326. Under ASC 326, the Company is required to remeasure expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable forecasts. In addition to these factors, the Company establishes an allowance for credit losses based upon the credit risk of specific customers, historical trends, and other factors. Accounts receivable are charged against the allowance for credit losses once all collection efforts have been exhausted. Due to the short-term nature of such accounts receivable, the estimated amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances.

The following table illustrates the balance and related activity for the allowance for credit losses that is deducted from accounts receivable to present the net amount expected to be collected in the year ending March 31, 2026 and March 31, 2025 (in thousands):

	March 31,
Allowance for expected credit losses	2026	2025
April 1, beginning balance	$4,880	$3,827
Bad debt expense	2,714	3,641
Less uncollectible accounts written off, net of recoveries	(2,573)	(2,582)
Fair value adjustment for receivables acquired with Kito Crosby	2,009	—
Other (1)	170	(6)
March 31, ending balance	$7,200	$4,880

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

(1) Other includes the impact of foreign currency translation
5.     Fair Value Measurements

ASC 820 establishes the standards for reporting financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value on a recurring basis (at least annually). Under these standards, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. the "exit price") in an orderly transaction between market participants at the measurement date.

ASC 820 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's assumptions about the valuation techniques that market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is separated into three levels based on the reliability of inputs as follows:

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

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The following table provides information regarding financial assets and liabilities measured or disclosed at fair value on a recurring basis:

		Fair value measurements at reporting date using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	At March 31, 2026	(Level 1)	(Level 2)	(Level 3)
Assets/(Liabilities) Measured at fair value:
Marketable securities	$10,223	$10,223	$—	$—
Annuity contract	1,092	—	1,092	—
Terminated pension plan assets	3,938	3,938
Derivative assets (liabilities):
Foreign exchange contracts	7	—	7	—
Interest rate swap	(2,028)	—	(2,028)	—
Cross currency swap	(3,932)	—	(3,932)	—

Disclosed at fair value:
Term loan	$(1,455,169)	$—	$(1,455,169)	$—
Senior secured notes	$(897,750)	$—	$(897,750)	$—
AR Securitization facility	$(53,400)	$—	$(53,400)	$—

		Fair value measurements at reporting date using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	At March 31, 2025	(Level 1)	(Level 2)	(Level 3)
Assets/(Liabilities) Measured at fair value:
Marketable securities	$10,112	$10,112	$—	$—
Annuity contract	1,235	—	1,235	—
Terminated pension plan assets	6,342	6,342	—	—
Derivative assets (liabilities):
Foreign exchange contracts	(49)	—	(49)	—
Interest rate swap	(1,140)	—	(1,140)	—
Cross currency swap	(1,849)	—	(1,849)	—

Disclosed at fair value:
Term loan	$(437,013)	$—	$(437,013)	$—
AR Securitization facility	$(25,000)	$—	$(25,000)	$—

The Company did not have any non-financial assets and liabilities that are recognized at fair value on a recurring basis.

At March 31, 2026, the 2026 Term Loan B, Senior secured notes and 2026 Revolving Credit Facility have been recorded at carrying value which approximates fair value. The AR Securitization Facility has been recorded at its carrying value of $53,400,000 at March 31, 2026, which approximates fair value. Refer to Note 12 for additional information regarding the Company's long-term debt.

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

Non-Recurring Measurements

Goodwill Impairment Test

As described in Note 9, the fair values of the net assets of the Company’s Rest of Products, Precision Conveyance, and Linear Motion reporting units were tested in fiscal 2026. The Precision Conveyance reporting unit was also tested in fiscal 2025. These measurements have been used to test goodwill for impairment on an annual basis under the provisions of ASC Topic 350-20-35-1 “Intangibles, Goodwill and Other – Goodwill Subsequent Measurement.”

The fiscal 2026 and 2025 goodwill impairment tests consisted of determining the fair value of the reporting units on a quantitative basis. The fair value for the Company’s reporting units cannot be determined using readily available quoted Level 1 inputs or Level 2 inputs that are observable in active markets. Therefore, the Company used a weighted discounted cash flow and market-based valuation model to estimate the fair value using Level 3 inputs. To estimate the fair value of the reporting units, the Company used significant estimates and judgmental factors. The key estimates and factors used in the discounted cash flow valuation include revenue growth rates, EBITDA margins, terminal growth rates, and cash flows based on internal forecasts and the discount rate used to discount future cash flows. The estimates used are disclosed below for both the fiscal 2026 and 2025 tests:

	Precision Conveyance		Rest of Products	Linear Motion
	March 31,
	2026	2025	2026	2026
Compound annual growth rate	5.1%	9.7%	3.3%	5.3%
Terminal growth rate	3.6%	3.5%	3.6%	3.5%
Discount rate	11.8%	12.0%	10.7%	12.5%

Kito Crosby Acquisition

In addition to the Company's quantitative goodwill test, assets and liabilities were preliminarily recorded at fair value on a non-recurring basis in connection with the acquisition of Kito Crosby described in Note 3. The estimated fair values allocated to the assets acquired and liabilities assumed relied upon fair value measurements based primarily on Level 3 inputs. The valuation techniques used to allocate fair values to working capital items; property, plant, and equipment, and identifiable intangible assets included the cost approach, market approach, and other income approaches. For identifiable intangible assets these techniques included the multi-period excess earnings approach, the relief from royalty approach, and other income approaches. The valuation techniques relied on a number of inputs which included the cost and condition of property, plant, and equipment and forecasted net sales and income.

Significant valuation inputs included an attrition rate of 5.0% for customer relationships, an estimated weighted average royalty rate of 1.9% for trademark and trade names, and a weighted average cost of capital of 14.0%.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

6.     Inventories

Inventories consisted of the following:

	March 31,
	2026	2025
At lower of cost or net realizable value — FIFO basis:
Raw materials	$283,228	$163,053
Work-in-process	94,015	30,349
Finished goods	255,592	37,197
	632,835	230,599
LIFO cost less than FIFO cost	(23,805)	(32,001)
Net inventories	$609,030	$198,598

The acquisition of Kito Crosby contributed $421,318,000 to the increase in FIFO-basis inventory since March 31, 2025.

During fiscal 2026, the Company divested its U.S. Power Chain Hoist and Chain Manufacturing Operations. Net inventories for the two divested businesses were $15,033,000 at March 31, 2026. Additional information regarding both transactions is provided within Note 3.

There were LIFO liquidations resulting in $1,196,000 and $37,000 of additional income in fiscal 2026 and 2025, respectively.

7.     Marketable Securities and Other Investments

In accordance with ASU 2016-01 "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," all equity investments in unconsolidated entities (other than those accounted for using the equity method of account) are measured at fair value through earnings. The Company's marketable securities are recorded at their fair value, with unrealized changes in market value realized within Investment (income) loss, net on the Consolidated Statements of Operations. The impact on earnings for unrealized gains and losses was a gain of $294,000, a loss of $228,000, and gain of $317,000 in fiscal years 2026, 2025, and 2024, respectively.

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

Net realized gains related to sales of marketable securities were $178,000 in fiscal 2026, $275,000 in fiscal 2025, and $212,000 in fiscal 2024, and are included in Investment (income) loss, net in the Consolidated Statements of Operations.

The Company owns a 49% ownership interest in Eastern Morris Cranes Company Limited ("EMC"), a limited liability company organized and existing under the laws and regulations of the Kingdom of Saudi Arabia. The Company's ownership represents an equity investment in a strategic customer of STAHL serving the Kingdom of Saudi Arabia. The investment's carrying value is presented in Other assets in the Consolidated Balance Sheets in the amount of $5,265,000 and $4,318,000 as of March 31, 2026 and March 31, 2025, respectively, and has been accounted for as an equity method investment. The investment value was increased for the Company's ownership percentage of income earned by EMC in the amount of $1,159,000 and $933,000 in the twelve months ended March 31, 2026, and March 31, 2025, respectively, and is recorded in Investment (income) loss, net on the Consolidated Statement of Operations. Additionally, the investment value increased in the amount of $302,000 and $8,000 due to the effect of currency translation in the twelve months ended March 31, 2026 and March 31, 2025, respectively. In the twelve months ended March 31, 2026, EMC distributed cash dividends which the

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Company received 49% of pursuant to its ownership interest. The investment value decreased for the Company's share of EMC's cash dividend in the amount of $514,000, as it was determined to be a return of the Company's investment. In the twelve months ended March 31, 2026, dividends are included in operating activities on the Consolidated Statements of Cash Flows in the amount of $514,000 as the distribution does not exceed cumulative equity in earnings, under the cumulative earnings approach. In the twelve months ended March 31, 2025, there no cash dividends distributed by EMC. The March 31, 2026 and 2025 trade accounts receivable balances due from EMC are $10,690,000 and $4,250,000, respectively, and are comprised of amounts due for the sale of goods and services in the ordinary course of business.

8.     Property, Plant, and Equipment

Consolidated property, plant, and equipment of the Company consisted of the following:

	March 31,
	2026	2025
Land and land improvements	$26,537	$4,396
Buildings	340,987	68,345
Machinery, equipment, and leasehold improvements	721,444	277,396
Construction in progress	6,585	9,025
	1,095,553	359,162
Less accumulated depreciation	687,046	252,998
Net property, plant, and equipment	$408,507	$106,164

The acquisition of Kito Crosby contributed $318,034,000 to the increase in net property, plant, and equipment since March 31, 2025.

Depreciation expense was $28,281,000, $18,241,000, and $16,549,000 for the years ended March 31, 2026, 2025, and 2024, respectively. The increase in depreciation expense in fiscal 2026 is the result of the Kito Crosby Acquisition and related property, plant, and equipment acquired.

Gross property, plant, and equipment includes capitalized software costs of $82,433,000 at March 31, 2026, and $42,927,000 at March 31, 2025. Accumulated depreciation includes accumulated amortization on capitalized software costs of $66,829,000 and $30,740,000 at March 31, 2026, and 2025, respectively. Amortization expense on capitalized software costs was $2,853,000, $1,935,000 and $1,510,000 during the years ended March 31, 2026, 2025, and 2024, respectively.

9.     Goodwill and Intangible Assets

The Company has four and three reporting units as of March 31, 2026 and March 31, 2025, respectively. The Linear Motion Products reporting unit (which designs, manufactures, and sources mechanical and electromechanical actuators and rotary unions) had goodwill of $9,699,000 at March 31, 2026 and 2025, respectively. The Rest of Products reporting unit (representing the hoist, chain, and forgings, digital power control systems, and distribution businesses) had goodwill of $265,708,000 and $305,110,000 at March 31, 2026 and 2025, respectively. The Precision Conveyance reporting unit (which represents high-precision conveying systems) had goodwill of $201,359,000 and $395,998,000 at March 31, 2026 and March 31, 2025, respectively. In February of fiscal 2026, the Company completed its acquisition of Kito Crosby as described in Note 3. The goodwill from the acquisition has been preliminarily calculated to be $931,874,000 at March 31, 2026. Given its proximity to the Company's goodwill measurement date of February 28, 2026, the Company has separately evaluated the goodwill of Kito Crosby as part of its opening balance sheet procedures and performed a qualitative assessment as of the annual assessment date. In fiscal 2027 the Company will reassess its reporting units as the integration of Kito Crosby progresses.

Fiscal 2026 Annual Goodwill and Intangible Asset Impairment Test

The Company may first elect to perform a qualitative evaluation to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The qualitative assessment considers, among other factors, macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, changes in management or strategy, and other entity specific events. If, based on the qualitative assessment, the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if the Company elects to

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

bypass the qualitative assessment, the Company performs a quantitative impairment test. The quantitative test compares the estimated fair value of our reporting units with the carrying amount, including goodwill. The Company recognizes an impairment charge for the amount by which the reporting unit’s carrying amount exceeds its fair value. To perform the quantitative impairment test, the Company uses the discounted cash flow method to estimate the fair value of the reporting units. The discounted cash flow method incorporates various assumptions, the most significant being projected revenue growth rates, EBITDA margins and cash flows, the terminal growth rate, and the discount rate. The Company projects discounted cash flows based on each reporting unit's current business, expected developments, and operational strategies over a seven-year period. In estimating the terminal growth rates, the Company considers its historical and projected results, as well as the economic environment in which its reporting units operate. The discount rate utilized for each reporting unit reflects the Company's assumptions of a marketplace participant's cost of capital and risk assumptions, both specific to the reporting unit and overall in the economy.

For its annual goodwill impairment test, the Company elected to bypass the qualitative assessment and performed a quantitative impairment test for its Linear Motion, Rest of Products, and Precision Conveyance reporting units, comparing the carrying amount of each reporting unit with its estimated fair value. While the individual reporting units initially had fair values in excess of their book value, the reduction in the Company's stock price and market capitalization resulted in the aggregate equity value of the combined company exceeding its market capitalization at its annual measurement date. The Company reevaluated the fair value of its reporting units and this resulted in a partial impairment of the goodwill in the amount of $200,000,000 for the Precision Conveyance reporting unit.

In accordance with ASC 350, indefinite-lived intangible assets that are not subject to amortization shall be tested for impairment annually or more frequently if events or circumstances indicate that it is more likely than not that an asset is impaired. Similar to goodwill, the Company may first elect to perform a qualitative evaluation to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, based on the qualitative assessment, the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if the Company elects to bypass the qualitative assessment, the Company performs a quantitative impairment test. For its annual impairment test, the Company elected to bypass the qualitative assessment and performed a quantitative impairment test. The methodology used to quantitatively value trademarks is the relief from royalty method. The recorded book value of these trademarks in excess of the calculated fair value triggers an impairment. The key estimate used in this calculation consists of an overall royalty rate applied to the sales covered by the trademark. After performing a quantitative assessment as of February 28, 2026, we determined that the trademarks were not impaired.

Goodwill Recognized in Connection with Kito Crosby Acquisition

During the year ended March 31, 2026, the Company completed the acquisition of Kito Crosby. The transaction has preliminarily resulted in the recognition of goodwill of $931,874,000. Additional information regarding this acquisition is provided within Note 3.

Goodwill Derecognized in Connection with Divestiture of U.S. Power Chain Hoist and Chain Manufacturing Operations

During the year ended March 31, 2026, the Company completed the divestiture of its U.S. Power Chain Hoist and Chain Manufacturing Operations. In accordance with ASC 350, the Company allocated $51,252,000 of goodwill to the divestiture based on the relative fair values of the divested businesses to the Rest of Products reporting unit as of the measurement date. The allocated goodwill was derecognized upon closing and was included in the determination of the gain on the sale. No goodwill impairment was recognized prior to the divestiture. Additional information regarding this transaction is provided within Note 3.

A summary of changes in goodwill during the years ended March 31, 2026 and 2025 is as follows:

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Balance at April 1, 2024	$710,334
Currency translation	$473
Balance at March 31, 2025	710,807
Acquisition of Kito Crosby (Refer to Note 3)	931,874
Impairment of Precision Conveyance Reporting Unit	(200,000)
Divestiture of U.S. Power Chain Hoist and Chain Manufacturing Operations (Refer to Note 3)	(51,252)
Currency translation	17,211
Balance at March 31, 2026	$1,408,640

Goodwill is recognized net of accumulated impairment losses of $313,174,000 and $113,174,000 March 31, 2026 and 2025, respectively.

Identifiable intangible assets acquired in a business combination are amortized over their estimated useful lives.

Identifiable intangible assets at March 31, 2026 include the assets acquired in the Kito Crosby Acquisition as disclosed in Note 3. They are summarized as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net
Trademark	$142,191	$(12,444)	$129,747
Indefinite-lived trademark	47,554	—	47,554
Customer relationships	1,538,349	(170,641)	1,367,708
Acquired technology	113,797	(50,132)	63,665
Other	3,646	(2,658)	988
Balance at March 31, 2026	$1,845,537	$(235,875)	$1,609,662

Identifiable intangible assets at March 31, 2025 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net
Trademark	$22,770	$(9,600)	$13,170
Indefinite-lived trademark	46,294	—	46,294
Customer relationships	355,845	(129,466)	226,379
Acquired technology	112,507	(42,580)	69,927
Other	3,868	(3,076)	792
Balance at March 31, 2025	$541,284	$(184,722)	$356,562

The Company’s intangible assets that are considered to have finite lives are amortized over the period in which the assets are expected to generate future cash flows. Identifiable intangible assets acquired in a business combination are amortized over their estimated useful lives. The weighted-average amortization periods are 13 years for trademarks, 14 years for customer relationships, 16 years for acquired technology, 7 years for other, and 14 years in total. Trademarks with a book value of $47,554,000 have an indefinite useful life and are therefore not being amortized.

Total amortization expense was $48,757,000, $29,946,000, and $29,396,000 for fiscal 2026, 2025, and 2024, respectively.  The increase in amortization expense in fiscal 2026 is the result of the Kito Crosby Acquisition and related intangible assets acquired. Based on the current amount of intangible assets, the estimated amortization expense for each of the succeeding five years is expected to be approximately $140,000,000.

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

The Company is exposed to credit losses in the event of non-performance by the counterparties on its financial instruments. The counterparties have investment grade credit ratings. The Company anticipates that these counterparties will be able to fully satisfy their obligations under the contracts. The Company has derivative contracts with seven counterparties as of March 31, 2026.

The Company's agreements with its counterparties contain provisions pursuant to which the Company could be declared in default of its derivative obligations. As of March 31, 2026, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of March 31, 2026, it could have been required to settle its obligations under these agreements at amounts which approximate the March 31, 2026 fair values reflected in the table below. During the year ended March 31, 2026, the Company was not in default of any of its derivative obligations.

As of March 31, 2026, and 2025, the Company had no derivatives designated as net investments or fair value hedges in accordance with ASC Topic 815, “Derivatives and Hedging.”

The Company has a cross currency swap agreement that is designated as a cash flow hedge to hedge changes in the value of an intercompany loan to a foreign subsidiary due to changes in foreign exchange rates. This intercompany loan is related to the acquisition of STAHL. As of March 31, 2026, the notional amount of this derivative was $50,170,000, and the contract matures on June 30, 2028. From its March 31, 2026 balance of AOCL, the Company expects to reclassify approximately $1,166,000 out of AOCL, and into foreign currency exchange loss (gain), during the next 12 months based on the contractual payments due under this intercompany loan.

The Company has foreign currency forward agreements that are designated as cash flow hedges to hedge a portion of forecasted inventory purchases denominated in foreign currencies. As of March 31, 2026, the notional amount of these derivatives was $6,243,000, and all contracts mature by March 31, 2027. From its March 31, 2026 balance of AOCL, the Company expects to reclassify approximately $15,000 out of AOCL during the next 12 months based on the expected sales of the goods purchased.

The Company's interest rate swap agreements are designated as cash flow hedges to hedge changes in interest expense due to changes in the interest rate of the Company's variable interest rate debt. The Company has eleven interest rate swap agreements outstanding in which it receives interest at a variable rate and pays interest at a fixed rate. The interest rate swaps have varying maturity dates between March 31, 2027 and March 31, 2031, with an aggregate notional amount of $965,000,000 as of March 31, 2026.

The effective portion of the changes in fair values of the interest rate swaps is reported in AOCL and will be reclassified to interest expense over the life of the swap agreements. From its March 31, 2026 balance of AOCL, the Company expects to reclassify approximately $238,000 out of AOCL, and into interest expense, during the next 12 months.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The following is the effect of derivative instruments on the Consolidated Statements of Operation for the years ended March 31, 2026, 2025, and 2024 (in thousands):

Derivatives Designated as Cash Flow Hedges	Type of Instrument	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Reclassified from AOCL into Income (Effective Portion)
March 31,
2026	Foreign exchange contracts	$172	Cost of products sold	$130
2026	Interest rate swap	$171	Interest expense	$839
2026	Cross currency swap	$(1,497)	Foreign currency exchange loss (gain)	$(2,423)

2025	Foreign exchange contracts	$17	Cost of products sold	$(27)
2025	Interest rate swap	$1,792	Interest expense	$8,008
2025	Cross currency swap	$434	Foreign currency exchange loss (gain)	$(15)

2024	Foreign exchange contracts	$(168)	Cost of products sold	$(29)
2024	Interest rate swap	$7,145	Interest expense	$9,739
2024	Cross currency swap	$(70)	Foreign currency exchange loss (gain)	$502

The following is information relative to the Company’s derivative instruments in the Consolidated Balance Sheets as of March 31, 2026 and 2025 (in thousands):

		Fair Value of Asset (Liability) March 31,
Derivatives Designated as Hedging Instruments	March 31,	2026	2025
Foreign exchange contracts	Prepaid expenses and other	$48	$139
Foreign exchange contracts	Accrued Liabilities	(41)	(188)
Interest rate swap	Prepaid expenses and other	596	597
Interest rate swap	Other Assets	529	1
Interest rate swap	Accrued Liabilities	(912)	(99)
Interest rate swap	Other non current liabilities	(2,241)	(1,639)
Cross currency swap	Accrued liabilities	(1,571)	(49)
Cross currency swap	Other non current liabilities	(2,361)	(1,800)

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

11.     Accrued Liabilities and Other Non-current Liabilities

Consolidated accrued liabilities of the Company consisted of the following:

	March 31,
	2026	2025
Accrued payroll	$77,428	$37,285
Customer advances, deposits, and rebates	34,692	17,368
Current ROU lease liabilities	31,523	9,961
Tax refund payable to previous owner of Kito Crosby	20,000	—
Accrued income taxes payable	8,300	9,646
Accrued health insurance	7,462	2,813
Short term pension liabilities	5,614	3,709
Accrued general and product liability costs	4,400	4,400
Short term derivative liabilities	2,524	336
Other accrued liabilities	57,066	28,389
	$249,009	$113,907

Consolidated other non-current liabilities of the Company consisted of the following:

	March 31,
	2026	2025
Noncurrent deferred tax liability	$324,317	$28,302
Accrued long-term pension cost	81,481	62,675
Non-current ROU lease liabilities	64,195	59,735
Accrued general and product liability costs	28,796	15,046
Accumulated other postretirement benefit obligation	5,352	3,434
Long term derivatives liabilities	4,602	3,439
Long term accrued environmental liabilities	3,649	1,901
Federal income tax payable	1,406	—
Other non-current liabilities	11,353	4,006
	$525,151	$178,538

For the years ended March 31, 2026 and March 31, 2025, the Accrued general and product liability costs are presented gross of estimated recoveries of $19,959,000 and $6,995,000, respectively. Refer to Note 16 for additional information.

The acquisition of Kito Crosby contributed $100,141,000 and $349,739,000 to the increase in accrued liabilities and non-current liabilities, respectively, since March 31, 2025.

12.     Debt

Consolidated long-term debt of the Company consisted of the following:

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

	March 31,
	2026	2025
Term Loan B	$1,456,990	$437,560
Senior Secured Note	900,000	—
AR Securitization	53,400	25,000
Revolver	25,000	—
Other debt	5,606	—
Unamortized deferred financing costs, net	(59,538)	(3,852)
Total debt	2,381,458	458,708
Less: current portion	165,606	50,000
Total debt, less current portion	$2,215,852	$408,708

The Company’s long-term debt consists of borrowing with an original contractual maturity greater than one year, including its 2026 Term Loan B, Senior Secured Notes, Accounts Receivable Securitization, and 2026 Revolving Credit Facility.

In connection with the closing of the Kito Crosby Acquisition, the Company entered into a new senior secured term loan credit facility (“2026 Term Loan B”) and a new revolving credit facility with an expanded bank lender group (“2026 Revolving Credit Facility”) and issued senior secured notes (“Senior Secured Notes”). The 2026 Term Loan B, 2026 Revolving Credit Facility and Senior Secured Notes also replaced the Company’s previous term loan credit facility (“2024 Term Loan B”) and revolving credit facility (“2024 Revolving Credit Facility”) and proceeds from the new credit facilities were used to fund the Kito Crosby Acquisition and fully repay the 2024 Term Loan B. There was no balance on the 2024 Revolving Credit Facility at the time of replacement by the Revolving Credit Facility.

The Company’s accounts receivable securitization credit facility (“AR Securitization Facility”), expanded to $60,000,000 from $55,000,000 on August 11, 2025. The AR Securitization was not impacted by the Kito Crosby Acquisition.

Senior Secured Notes

On January 30, 2026 the Company completed an offering of $900,000,000 in aggregate principal amount of 7.125% senior secured notes maturing February 1, 2033 in a private placement ("Senior Secured Notes"). The Senior Secured Notes bear interest at a rate of 7.125% per year payable semi-annually in cash in arrears on February 1 and August 1 of each year. The first such interest payment will be made on August 1, 2026.

The Senior Secured Notes were issued pursuant to an indenture, dated as of January 30, 2026 (the “Indenture”), between the Company and Wilmington Trust, National Association, as trustee (the “Trustee”) and as note collateral agent (the “Note Collateral Agent”). On February 3, 2026, and in connection with the closing of the Kito Crosby Acquisition, the Company, the guarantors party thereto (the “Note Guarantors”), the Trustee and the Note Collateral Agent entered into a first supplemental indenture (the “Supplemental Indenture”) pursuant to which, among other things, the Note Guarantors unconditionally guaranteed the Notes.

The Company may redeem the Senior Secured Notes, in whole or in part, at its option, at any time and from time to time on and after February 1, 2029, at the following redemption prices (expressed as percentages of principal amount), plus accrued and unpaid interest, if any, to, but excluding, the relevant redemption date, if redeemed during the twelve-month period beginning on February 1 of the years set forth below:

Redemption Period	Price
2029	103.56%
2030	101.78%
2031 and thereafter	100.00%

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

At any time and from time to time prior to February 1, 2029, the Company at its option may redeem up to 40.0% of the aggregate principal amount of the Senior Secured Notes with the aggregate proceeds of certain equity offerings at a price equal to 107.125% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. At any time prior to February 1, 2029, the Company may, at its option, redeem some or all of the Notes at a redemption price equal to 100.0% of the aggregate principal amount of the Notes to be redeemed, plus a “make-whole” premium and accrued and unpaid interest, if any, to, but excluding, the redemption date.

Upon the occurrence of a Change of Control (as defined in the Indenture), the Company may be required to offer to repurchase the Senior Secured Notes at a price of 101.0% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date.

Gross deferred debt issuance costs related to the Senior Secured Notes were $13,973,000 of which $333,000 were amortized through March 31, 2026.

New 2026 Term Loan B

On February 3, 2026, Columbus McKinnon Corporation (the “Borrower”) entered into a new credit agreement for a senior secured term loan credit facility or 2026 Term Loan B, in the initial amount of $1,650,000,000 maturing February 3, 2033, and a $500,000,000 revolving line of credit ("2026 Revolving Credit Facility") with a group of financial institutions or Revolving Credit Facility maturing February 3, 2028 (“2026 Credit Agreement”) with JPMorgan Chase Bank, N.A. as Administrative Agent and the lenders named therein. The 2026 Term Loan B replaced the Company’s 2024 Term Loan B. Proceeds of the 2026 Term Loan B were used to complete the Kito Crosby Acquisition as well as fully repay the Company’s 2024 Term Loan B.

On March 4, 2026 the Company repaid $191,080,000 of the 2026 Term Loan B using the proceeds of the divestiture of the Company’s U.S. Power Chain Hoist and Chain Operations (See Note 3). The Company also received credit for a pro rata proportion of the Original Issuer Discount paid to the 2026 Term Loan B lenders in an amount of $1,900,000 totaling a $193,010,000 reduction in the 2026 Term Loan B after completion of the Divestiture per the terms of the 2026 Credit Agreement.

As outlined in the 2026 Credit Agreement, prepayments can be made without penalty after August 3, 2026. Borrowings under the 2026 Credit Agreement, at the Company’s election, bear interest at either Secured Overnight Financing Rate ("SOFR") subject to a 50 basis point floor or base rate plus an applicable margin of 350 basis points per annum.

At March 31, 2026, the outstanding principal balance of the 2026 Term Loan B was $1,456,990,000 or $1,411,312,000 net of $45,678,000 of unamortized discount and debt issuance costs. Debt issuance costs are amortized over the contractual term to interest expense. The accumulated amortization balance was $1,161,000 as of March 31, 2026.

The Company is obligated to make $12,375,000 of principal payments on the 2026 Term Loan B facility over the next 12 months plus applicable Excess Cash Flow ("ECF") payments, if required, however, plans to pay down approximately $160,000,000 in principal payments in total during such 12 month period. This amount has been recorded within the current portion of long term debt on the Company's Consolidated Balance Sheet with the remaining balance recorded as long term debt.

The gross balance of deferred financing costs on the 2026 Term Loan B facility was $46,839,000 of March 31, 2026. The accumulated amortization balance was $1,161,000 as of March 31, 2026.

The terms of the 2026 Credit Agreement requires quarterly principal amortization of 0.25% with the remaining principal due at the maturity date. In addition, if the Company has Excess Cash Flow as defined in the 2026 Credit Agreement, the Company may be required to pay the Excess Cash Flow in excess of a specified Excess Cash Flow percentage for each fiscal year minus optional prepayments. The Excess Cash Flow Percentage is defined as 50% stepping down to 25% or 0% based on the achievement of specified Consolidated First Lien Leverage Ratio as of the last day of the immediately preceding fiscal year. No Excess Cash Flow payments were due as of March 31, 2026.

2026 Revolving Credit Facility

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

On February 3, 2026, Columbus McKinnon Corporation (the “Borrower”) entered into a new $500,000,000 2026 Revolving Credit Facility with a group of financial institutions or Revolving Credit Facility, maturing February 3, 2031 governed by the 2026 Credit Agreement. The Revolving Credit Facility replaced the Company’s previous revolving credit facility, the 2024 Revolving Credit Facility.

Borrowings for the New Revolving Facility will bear interest at either the bank’s base rate or SOFR plus an applicable margin as defined in the 2026 Credit Agreement for U.S. borrowing or an alternative benchmark rate plus an applicable margin for borrowing in alternative currencies as permitted by the 2026 Credit Agreement. The applicable margin is adjusted based on the Company’s Consolidated Total Leverage Ratio (as defined in the 2026 Credit Agreement) as set forth in the 2026 Credit Agreement.

As of March 31, 2026, there was $25,000,000 of borrowings outstanding under the 2026 Revolving Credit Facility and availability under the 2026 Revolving Credit facility was $458,933,000 net of $16,067,000 outstanding standby letters of credit issued against the 2026 Revolving Credit Facility and the borrowings outstanding. Gross deferred debt issuance costs related to the 2026 Revolving Credit Facility were $7,038,000 of which $235,000 were amortized through March 31, 2026.

The new 2026 Revolving Credit Facility replaced the Company’s previous 2024 Revolving Credit Facility. There were no outstanding borrowings on the 2024 Revolving Credit Facility at the time of its replacement on February 3, 2026.

Financial Covenants and Default Provisions of the 2026 Credit Agreement and Senior Secured Notes

The 2026 Credit Agreement and the Senior Secured Notes Indenture (collectively the “Debt Agreements”) provides for customary events of default, including the following (subject to any applicable cure period): nonpayment, breach of covenants in the Indenture, payment defaults under or acceleration of certain other indebtedness, failure to discharge certain judgments and certain events of bankruptcy, insolvency and reorganization.

Additionally, provisions contained in the Debt Agreements include customary covenants required of the Company and its subsidiaries including various affirmative and negative financial and operational covenants. Included in the 2026 Credit Agreement, the key financial covenants prohibit the Consolidated First Lien Leverage Ratio for the reference period ended on such date from exceeding 7.75 to 1.00 as of any date of determination with step-downs for the first three years to 7.25 to 1.00, 6.75 to 1.00 and 6.25 to 1.00.

The Senior Secured Notes Indenture contains certain covenants applicable to the Company and its restricted subsidiaries, including limitations on liens, incurrence of indebtedness and mergers, consolidations and sale of assets. The Indenture also contains requirements relating to additional subsidiary guarantors. Each of these covenants is subject to important exceptions and qualifications. In addition, most of these covenants will be suspended for so long as the Notes are rated investment grade by either Moody’s Investment Service, Inc. or Standard & Poor’s Financial Services LLC and no default under the Indenture has occurred and is continuing.

The Senior Secured Notes Indenture provides for customary events of default, including the following (subject to any applicable cure period): nonpayment, breach of covenants in the Indenture, payment defaults under or acceleration of certain other indebtedness, failure to discharge certain judgments and certain events of bankruptcy, insolvency and reorganization. If an event of default occurs or is continuing, the Trustee, acting at the direction of holders of at least 30.0% in aggregate principal amount of the Notes then outstanding, may declare the principal of, premium, if any, and accrued and unpaid interest, if any, to be due and payable immediately.

AR Securitization Facility

Since June 20, 2023, the Company used an AR Securitization Facility secured by the Company’s U.S. accounts receivable balances (the “AR Securitization Facility”) for general business purposes, including seasonal net working capital needs. In fiscal 2026 the AR Securitization Facility was amended to increase the maximum principal amount to $60,000,000 from the original borrowing base of $55,000,000, subject to a borrowing base calculation pursuant to the definitions and methodology outlined in the related credit agreement, eliminated the 10 basis point credit spread adjustment to the cost of borrowing, and extending its term through August 11, 2028.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The AR Securitization Facility borrowings bear interest at a floating rate equal to a one-month SOFR rate plus a 110 basis points applicable margin. Amounts drawn under the AR Securitization Facility may remain outstanding until the maturity date of the AR Securitization Facility on August 11, 2028. The AR Securitization Facility Agreement contains customary events of default (referred to as “Amortization Events.”) Amounts drawn under the AR Securitization Facility may remain outstanding until the maturity date of the AR Securitization Facility on August 11, 2028. Prior to the maturity date, the Company is only required to repay principal to the extent necessary to maintain borrowing base compliance, unless an Amortization Event occurs.

As of March 31, 2026, there have been no Amortization Events triggered in the AR Securitization Facility. As of March 31, 2026, the Company has $53,400,000 outstanding under its AR Securitization Facility. The total U.S. accounts receivable balances which secure the AR Securitization Facility total $84,039,000 as of March 31, 2026.

The Company has recorded $273,000 in deferred financing costs, of which $139,000 is related to the AR Securitization Facility extension and $134,000 relates to unamortized fees carried over from the Company's prior AR Securitization Facility. These balances will be amortized through August 11, 2028 and are classified in Term loan, Senior Secured Notes, AR securitization facility and finance lease obligations on the Company's Consolidated Balance Sheet.

The gross balance of deferred financing costs associated with the AR Securitization Facility was $273,000 and $536,000 as of March 31, 2026 and 2025, respectively. The accumulated amortization balance of $53,000 and $327,000 as of March 31, 2026 and 2025.

As of March 31, 2026, there have been no Amortization Events triggered in the AR Securitization Facility. The Company has both the ability and intent to have the AR Securitization Facility remain outstanding for the next 12 months. As such, the Company has classified the full $53,400,000 outstanding borrowings under the AR Securitization Facility as long-term debt at March 31, 2026.

Other debt of $5,606,000 includes a secured loan assumed in the Kito Crosby acquisition that had previously been used to purchase a building in the United States. It matures on December 31, 2026 and has an interest rate of 2.7%. The full amount is included in the current portion of long term debt.

The principal payments obligated to be made as of March 31, 2026 on the 2026 Term Loan B, the Senior Secured Notes and AR Securitization are as follows:

2027	$17,981
2028	$16,500
2029	$69,900
2030	$16,500
Thereafter	$2,320,115
$2,440,996

2024 Term Loan B and 2024 Revolving Credit Facility

In fiscal 2025 and through February 3, 2026, the Company had outstanding its 2024 Term Loan B and 2024 Revolving Credit Facility. The initial amount of the 2024 Term Loan B was $450,000,000 maturing May 14, 2028, and the initial amount of the 2024 Revolving Credit Facility was $100,000,000.

The Company borrowed additional funds in accordance with the Accordion feature under its existing Term Loan B facility in the amount of $75,000,000 in both fiscals 2022 and 2024. Proceeds from the first Accordion were used, among other things, to finance the purchase price for the Garvey acquisition, and pay related fees, expenses, and transaction costs. Proceeds from the second Accordion were used, among other things, to repay borrowings on the Amended and Restated Revolving Credit Facility in connection with the purchase of montratec. No material amendment to the terms of the Term Loan B facility or the First Lien Facilities were necessary for the Company to utilize the Accordion feature. The Company recorded $892,000 in deferred financing costs on the first Accordion in fiscal 2022 and $1,522,000 on the second Accordion in fiscal 2024, both of which will be amortized over the remaining life of the Term Loan B. The Company borrowed against the expanded Amended and Restated Revolving Credit Facility in May of fiscal 2024 to initially fund the montratec acquisition.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

During fiscal 2024, the Company amended its Revolving Credit Facility increasing its size by $75,000,000 for a total of $175,000,000. The Company incurred fees of $801,000 in this transaction which were deferred and amortized over the remaining term of the Amended and Restated Revolving Credit Facility. The Company borrowed against the expanded Revolving Credit Facility in May of 2023 to initially fund the montratec acquisition. These borrowings were fully repaid in fiscal 2024.

On March 18, 2024, Columbus McKinnon Corporation entered into a Fourth Amendment (the “Fourth Amendment”) to the Amended and Restated Credit Agreement, dated as of May 14, 2021, by and among the Company, Columbus McKinnon EMEA GmbH, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents parties thereto, as amended (the “Credit Agreement”). The Fourth Amendment reduces the interest rate margin applicable under the Term Loan B by for both term Secured Overnight Financing Rate ("SOFR") borrowings and base rate borrowings and eliminates the Term SOFR Adjustment on the term loan B only which varied based on the interest period selected. After giving effect to the repricing, the applicable interest rate margins for the Term Loan B are 2.50% for term SOFR borrowings and 1.50% for base rate borrowings. The Company has accounted for the Fourth Amendment as a debt modification, therefore, debt repricing fees incurred in fiscal 2024 were expensed as general and administrative expenses and the deferred financing fees incurred as part of the Term Loan B (discussed below) remain unchanged.

In addition to the above, the Company amended the variable interest component of its Term Loan B and Amended and Restated Revolving Credit Facility to transition from LIBOR to SOFR in fiscal 2024.

The outstanding principal balance of the 2024 Term Loan B facility was $437,560,000 or $433,916,000 net of $3,644,000 of unamortized discount and debt issuance costs as of March 31 2025. Debt issuance costs were amortized over the contractual term to interest expense using the effective interest rate in effect at issuance.

The outstanding principal balance of the 2024 Term Loan B facility $437,560,000 as of March 31, 2025. The Company made $40,000,000 of principal payments on the 2024 Term Loan B fiscal 2025.

As of March 31, 2025, there was no balance on the 2024 Revolving Credit Facility and the availability on the 2024 Revolver was $159,583,000 net of $15,417,000 of outstanding standby letters of credit. The gross balance of deferred financing costs associated with the 2024 Revolving Credit Facility was $4,828,000, which were included in Other assets on the Consolidated Balance Sheet with accumulated amortization of $3,733,000 as of March 31, 2025.

The gross balance of deferred financing costs on the 2024 Term Loan B facility $7,845,000 March 31, 2025. The accumulated amortization balance was $4,201,000 as of March 31, 2025.

Key Terms of the 2024 Term Loan B and 2024 Revolving Credit Facility:

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

Finance Lease

In connection with Dorner acquisition, the Company recorded a finance lease for a manufacturing facility in Hartland, WI under a 23 year lease agreement, which terminates in 2035. The outstanding balance on the finance lease obligation is $11,549,000 as of March 31, 2026 of which $812,000 has been recorded within the Current portion of long term debt and the remaining balance recorded within Term loan, Senior Secured Notes, AR securitization facility and finance lease obligations on the Company's Consolidated Balance Sheet. See Note 18 for further details.

Non-U.S. Lines of Credit and Loans

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants, and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of March 31, 2026, unsecured credit lines totaled approximately $5,853,000, including $2,734,000 related to the Kito Crosby acquisition. As of March 31, 2026, $578,000 was drawn. In addition, unsecured lines of $23,071,000, including $1,931,000 related to the Kito Crosby acquisition, were available for bank guarantees issued in the normal course of business of which $19,128,000 and nothing from the Kito Crosby was utilized as of March 31, 2026.

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

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

	March 31,
	2026	2025
Change in benefit obligation:
Benefit obligation at beginning of year	$158,629	$268,025
Acquired benefit obligation from the Kito Crosby Acquisition	49,916	—
Service cost	730	477
Interest cost	7,653	9,783
Actuarial (gain) loss	(5,611)	(5,937)
Benefits paid	(13,580)	(18,733)
Settlement	—	(95,080)
Foreign exchange rate changes	3,284	94
Benefit obligation at end of year	$201,021	$158,629

Change in plan assets:
Fair value of plan assets at beginning of year	$94,240	$199,592
Fair value of plan assets acquired from the Kito Crosby Acquisition	35,953	—
Actual gain (loss) on plan assets	2,165	10,327
Employer contribution	4,487	5,136
Benefits paid	(13,580)	(18,733)
Settlement	—	(95,080)
Assets transferred out related to plan termination (see below)	—	(6,974)
Foreign exchange rate changes	(495)	(28)
Fair value of plan assets at end of year	$122,770	$94,240

Funded status	$(78,251)	$(64,389)
Unrecognized actuarial loss	(19,258)	(16,867)
Net amount recognized	$(97,509)	$(81,256)

The acquired pension obligation and related plan assets pertain to the Kito Crosby Acquisition, as described in Note 3. The pension obligation and plan assets were measured as of the acquisition date. Subsequent activity is included in the remaining lines of the table above and is presented together with the Company’s other pension plans. The Company terminated both of its Canadian pension plans in fiscal 2024 and terminated one of its U.S. pension plans in fiscal 2025. Lump sum payments were made to eligible participants who elected to receive them in the third and fourth quarter of fiscal year 2024. In fiscal 2024, these lump sum payments along with the overall termination of the two Canadian plans resulted in a settlement charge of $4,984,000 which was recorded in Other (income) expense, net on the Consolidated Statements of Operations. On September 30, 2024, the Company purchased annuity contracts to settle the remaining liabilities of the terminated U.S. plan. The annuity contract purchase resulted in a non-cash settlement charge of $23,634,000 for the year ended March 31, 2025, which was recorded in Other (income) expense, net on the Consolidated Statements of Operations. At termination, the pension plan had a pension asset surplus of $6,974,000. This surplus is being used to fund certain obligations associated with the Company's U.S. defined contribution plans. The remaining surplus of the terminated plan is $3,938,000 as of March 31, 2026.

Amounts recognized in the consolidated balance sheets are as follows:

	March 31,
	2026	2025
Other assets	$8,844	$1,995
Accrued liabilities	(5,614)	(3,709)
Other non-current liabilities	(81,481)	(62,675)
Accumulated other comprehensive loss, before tax	(19,258)	(16,867)
Net amount recognized	$(97,509)	$(81,256)

Other assets are presented separately from pension liabilities for pension plans that are over funded.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Net periodic pension cost included the following components:

	Year Ended March 31,
	2026	2025	2024
Service costs—benefits earned during the period	730	$477	$512
Interest cost on projected benefit obligation	7,653	9,783	13,548
Expected return on plan assets	(5,076)	(7,348)	(11,459)
Net amortization	(1,027)	484	360
Settlement	—	23,634	4,984
Net periodic pension cost (benefit)	$2,280	$27,030	$7,945

Information for pension plans with a projected benefit obligation in excess of plan assets is as follows:

	March 31,
	2026	2025
Projected benefit obligation	$87,095	$66,384
Fair value of plan assets	—	—

Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

	March 31,
	2026	2025
Accumulated benefit obligation	$84,967	$64,219
Fair value of plan assets	—	—

Unrecognized gains and losses are amortized through March 31, 2026, on a straight-line basis over the average remaining service period of active participants.

The weighted-average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for the year listed and also net periodic pension cost for the following year:

	2026	2025	2024
Discount rate	4.79%	4.75%	4.82%
Expected long-term rate of return on plan assets	5.06%	5.05%	5.27%
Rate of compensation increase on active plans	2.96%	3.00%	3.00%
Interest crediting rates used in cash balance pension plans	4.64%	4.38%	4.95%

The expected rates of return on plan asset assumptions are determined considering long-term historical averages and real returns on each asset class.

The Company’s retirement plan target and actual asset allocations are as follows:

	Target	Actual
	2027	2026	2025
Equity securities	5%	6%	11%
Fixed income securities	95%	94%	89%
Total plan assets	100%	100%	100%

The targets above include Kito Crosby's asset allocations. We will continue to evaluate these targets in fiscal 2027, and will revise them as necessary.

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

The Company’s funding policy with respect to the defined benefit pension plans is to contribute annually at least the minimum amount required by the Employee Retirement Income Security Act of 1974 (ERISA). Additional contributions may be made to minimize PBGC premiums. The Company plans to contribute approximately $7,418,000 to its pension plans in fiscal 2027.

Information about the expected benefit payments for the Company’s defined benefit plans is as follows:

2027	$18,295
2028	18,709
2029	18,535
2030	18,389
2031	16,951
2032-2036	78,268

Postretirement Benefit Plans

The Company sponsors a defined benefit other postretirement health care plan that provide medical and life insurance coverage to certain U.S. retirees and their dependents of one of its subsidiaries. The Company pays the majority of the medical costs for certain retirees and their spouses who are under age 65. For retirees and dependents of retirees who retired prior to January 1, 1989, and are age 65 or over, the Company contributes 100% toward the American Association of Retired Persons (“AARP”) premium frozen at the 1992 level. For retirees and dependents of retirees who retired after January 1, 1989, the Company contributes $35 per month toward the AARP premium. The life insurance plan is noncontributory. The net periodic postretirement benefit income for fiscal 2026 was $143,000 and the liability at March 31, 2026 is $567,000 with $465,000 included in Other non-current liabilities and $102,000 included in Accrued liabilities in the Consolidated Balance Sheet.

The Company has collateralized split-dollar life insurance arrangement with one of its former officers.  Under this arrangement, the Company pays certain premium costs on life insurance policy for the former officer.  Upon the later of the death of the former officer and their spouse, the Company will receive all of the premiums paid to-date.  The net periodic pension cost for fiscal 2026 was $35,000 and the liability at March 31, 2026 is $2,975,000 with $2,898,000 included in Other non-current liabilities and $77,000 included in Accrued liabilities in the Consolidated Balance Sheet.  The cash surrender value of the policies is $2,556,000 and $2,474,000 at March 31, 2026 and 2025, respectively.  The balance is included in Other assets in the Consolidated Balance Sheet.

Other Benefit Plans

The Company also sponsors defined contribution plans covering substantially all domestic employees and certain international employees. Participants may elect to contribute basic contributions. These plans provide for employer contributions based on employee eligibility and participation. The Company recorded a charge for such contributions of approximately $6,770,000, $6,686,000, and $6,288,000 for the years ended March 31, 2026, 2025, and 2024, respectively which are included in Cost of Products Sold, Selling Expenses, and General and Administrative Expenses within the Consolidated Statements of Operations.

Fair Values of Plan Assets

The Company classified its investments within the categories of equity securities, fixed income securities, common collective trusts, alternative real estate, and cash equivalents, as the Company’s management bases its investment objectives and decisions from these four categories.  The Company’s investment policy is to use its glide path method to de-risk the portfolio by increasing liability-hedging investments as the pension liability funded status increases.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The fair values of the Company’s defined benefit plans’ consolidated assets by asset category as of March 31 were as follows:

	March 31,
	2026	2025
Asset categories:
Equity securities	$6,843	$10,735
Fixed income securities	8,439	83,216
Common collective trusts	104,258	—
Cash equivalents	3,230	289
Total	$122,770	$94,240

The fair values of our defined benefit plans’ consolidated assets were determined using the fair value hierarchy of inputs described in Note 5. The fair values by category of inputs as of March 31, 2026 and March 31, 2025 were as follows:

	Measured at NAV (1)	Quoted Prices in Active Markets for Identical Assets	Significant other observable Inputs	Significant unobservable Inputs
As of March 31, 2026:		(Level 1)	(Level 2)	(Level 3)	Total
Asset categories:
Equity securities	$3,112	$3,731	$—	$—	$6,843
Fixed income securities	4,155	—	4,284	—	8,439
Common collective trusts	104,258	—	—	—	104,258
Cash equivalents	955	2,275	—	—	3,230
Total	$112,480	$6,006	$4,284	$—	$122,770
(1) Reflects the net asset value (NAV) practical expedient used to approximate fair value.

	Measured at NAV (1)	Quoted Prices in Active Markets for Identical Assets	Significant other observable Inputs	Significant unobservable Inputs
As of March 31, 2025:		(Level 1)	(Level 2)	(Level 3)	Total
Asset categories:
Equity securities	$—	$10,735	$—	$—	$10,735
Fixed income securities	—	83,216	—	—	83,216
Cash equivalents	—	289	—	—	289
Total	$—	$94,240	$—	$—	$94,240

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

14.     Employee Stock Ownership Plan ("ESOP")

Effective January 1, 2012, the ESOP was closed to new hires.  Prior to this date, substantially all of the Company’s U.S. non-union employees were participants in the ESOP. Additionally, during the year ended March 31, 2015, the final loan payment was made by the ESOP to the Company and there was no compensation expense recorded in fiscal years 2026, 2025, or 2024.

At March 31, 2025, 143,000 of ESOP shares, respectively, were allocated or available to be allocated to participants’ accounts. The ESOP was terminated effective August 4, 2025 and these remaining shares were distributed in fiscal 2026.

15.     Earnings per Share and Stock Plans

Earnings per Share

The Company calculates earnings per share in accordance with ASC 260, “Earnings per Share.”  Basic earnings per share exclude any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share include any dilutive effects of stock options, unvested restricted stock units, unvested performance shares, and unvested restricted stock.

The Company has issued participating securities, including its Series A Cumulative Convertible Participating Preferred Shares, which entitles holders to participate in dividends on an as-converted basis. Accordingly, the Company applies the two-class method, an earnings allocation formula under which net income or loss is allocated to common stockholders and participating securities based on their respective rights to receive dividends, including participation in undistributed earnings.

Dividends on participating preferred shares, including cumulative dividends, are reflected as a reduction to income available to common stockholders in the computation of earnings per share. Diluted earnings per share is computed using the more dilutive of the two-class method or other applicable method and the if-converted method.

Stock options, restricted stock units, and performance shares with respect to 2,592,000 common shares and preferred shares convertible to 21,467,000 of common shares for the fiscal year ended March 31, 2026 were not included in the computation of diluted income per share because they were antidilutive as a result of the Company's net loss. Refer to Notes 3, 9 and 12 for additional information regarding the transactions that resulted in the net loss.

Stock options, restricted stock units, and performance shares with respect to 1,756,000 common shares for the fiscal year ended March 31, 2025 were not included in the computation of diluted income per share because they were antidilutive as a result of the Company's net loss. Refer to Notes 3 and 13 for additional information regarding the transactions that resulted in the net loss.

The following table sets forth the computation of basic and diluted earnings per share (share data presented in thousands):

	Year Ended March 31,
Numerator for basic and diluted earnings per share:	2026	2025	2024

Net income (loss) attributable to the Company	$(229,535)	$(5,138)	$46,625
Net income (loss) attributable to preferred stockholders	(17,050)	—	—
Net income (loss) attributable to common stockholders	$(212,485)	$(5,138)	$46,625

Denominators:
Weighted-average common stock outstanding— denominator for basic EPS	28,714	28,738	28,728
Effect of dilutive employee stock options, RSU's and performance shares	—	—	298

Adjusted weighted-average common stock outstanding and assumed conversions— denominator for diluted EPS	28,714	28,738	29,026

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The weighted-average common stock outstanding shown above is net of unallocated ESOP shares (see Note 14).

Stock Plans

The Company records stock-based compensation in accordance with ASC 718 applying the modified prospective method. This Statement requires all equity-based payments to employees, including grants of employee stock options, to be recognized in the statement of earnings based on the grant date fair value of the award. Under the modified prospective method, the Company is required to record equity-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption.

The Company grants share based compensation to eligible participants under the 2016 Long Term Incentive Plan, as Amended and Restated in June 2019 ("2016 LTIP").  The total number of shares of common stock with respect to which awards may be granted under the 2016 LTIP were increased by 2,500,000 as a result of the June 2019 amendment. In July 2024, the 2016 LTIP was amended and restated a second time, which increased the total number of shares of common stock that may be granted under the 2016 LTIP by an additional 2,800,000 shares. Shares not previously authorized for issuance under any of the prior stock plans, and shares not issued or subject to outstanding awards under the prior stock plans are still available for issuance. Details of the shares granted under these plans are discussed below.

Stock-based compensation expense was $9,569,000, $6,256,000, and $12,039,000 for fiscal 2026, 2025, and 2024, respectively. Stock-based compensation expense is included in cost of products sold, selling, general and administrative, and research and development expenses depending on the nature of the service of the employee receiving the award. The Company recognizes expense for all share–based awards over the service period, which is the shorter of the period until the employees’ retirement eligibility dates or the service period for the award, for awards expected to vest.  Accordingly, expense is generally reduced for estimated forfeitures.  ASC 718 requires forfeitures to be estimated at the time of grant and revised if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company recognized compensation expense for stock option awards and unvested restricted share awards that vest based on time or market parameters straight-line over the requisite service period for vesting of the award.

Long Term Incentive Plan

As of March 31, 2026, 920,241 shares remain available for future grants. The 2016 LTIP was designed as an omnibus plan and awards may consist of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, or stock bonuses.

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

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

A summary of option transactions during each of the three fiscal years in the period ended March 31, 2026, is as follows:

	Shares	Weighted- average Exercise Price per share	Weighted- average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at April 1, 2023	975,171	$34.54	7.13	$5,497
Granted	298,674	36.19
Exercised	(62,060)	25.73
Cancelled	(17,945)	37.49
Outstanding at March 31, 2024	1,193,840	$35.37	6.93	$12,392
Granted	188,089	45.34
Exercised	(12,648)	29.44
Cancelled	(115,655)	41.26
Outstanding at March 31, 2025	1,253,626	$36.38	5.99	$80
Granted	413,549	17.59
Exercised	(1,951)	15.16
Cancelled	(60,273)	29.68
Outstanding at March 31, 2026	1,604,951	31.82	6.12	$—
Exercisable at March 31, 2026	995,139	$35.61	4.68	$—

The Company calculated intrinsic value for those options that had an exercise price lower than the market price of our common shares as of March 31, 2026. The aggregate intrinsic value of outstanding options as of March 31, 2026 is calculated as the difference between the exercise price of the underlying options and the market price of our common shares for the options that were in-the-money at that date. At March 31, 2026 there were no shares in the money. The aggregate intrinsic value of exercisable options as of March 31, 2026 is calculated as the difference between the exercise price of the underlying options and the market price of our common shares for the exercisable options that were in-the-money at that date. There were no exercisable shares in the money at March 31, 2026. The Company's closing stock price was $14.69 as of March 31, 2026. The total intrinsic value of stock options exercised was $5,000, $120,000, and $870,000 during fiscal 2026, 2025, and 2024, respectively.

The grant date fair value of options that vested was $11.94, $11.55, and $11.00 during fiscal 2026, 2025, and 2024, respectively.

As of March 31, 2026, $2,705,000 of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 1.7 years.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Exercise prices for options outstanding as of March 31, 2026, ranged from $17.15 to $19.06. The following table provides certain information with respect to stock options outstanding at March 31, 2026:

	Stock Options Outstanding	Weighted-average Exercise Price	Weighted-average Remaining Contractual Life
Range of Exercise Prices
$10.01 to 20.00	449,677	$17.32	8.09
$20.01 to 30.00	130,581	$25.11	2.79
$30.01 to $40.00	713,910	$34.61	5.39
$40.01 to $50.00	175,033	$45.49	7.68
$50.01 to $60.00	135,750	$54.26	4.60
	1,604,951	$31.82	6.12

The following table provides certain information with respect to stock options exercisable at March 31, 2026:

Range of Exercise Prices	Stock Options Exercisable	Weighted- average Exercise Price per share
$10.01 to 20.00	50,006	$15.16
$20.01 to 30.00	130,581	25.11
$30.01 to $40.00	616,226	34.36
$40.01 to $50.00	62,741	45.75
$50.01 to $60.00	135,585	54.26
	995,139	$35.61

The fair value of stock options granted was estimated on the date of grant using a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The weighted-average grant date fair value of the options was $7.63, $17.13, and $12.97 for options granted during fiscal 2026, 2025, and 2024, respectively. The following table provides the weighted-average assumptions used to value stock options granted during fiscal 2026, 2025, and 2024:

	Year Ended March 31, 2026	Year Ended March 31, 2025	Year Ended March 31, 2024
Assumptions:
Risk-free interest rate	4.03%	4.76%	4.28%
Dividend yield	1.59%	0.62%	0.77%
Volatility factor	0.492	0.342	0.336
Expected life	5.5 years	5.5 years	5.5 years

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

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Restricted Stock Units

The Company granted restricted stock units under the 2016 LTIP during fiscal 2026, 2025, and 2024 to employees as well as to the Company’s non-executive directors as part of their annual compensation.  For fiscal 2024, 2025, and 2026 restricted stock units for employees vest ratably based on service one-third after each of years one, two, and three.

A summary of the restricted stock unit awards granted under the Company’s LTIP plan as of March 31, 2026 is as follows:

	Shares	Weighted-average Grant Date Fair Value per share
Unvested at April 1, 2023	247,225	$37.02
Granted	159,816	37.57
Vested	(145,862)	39.21
Forfeited	(10,267)	41.61
Unvested at March 31, 2024	250,912	$35.91
Granted	136,870	39.71
Vested	(127,514)	38.60
Forfeited	(12,632)	40.56
Unvested at March 31, 2025	247,636	$36.38
Granted	479,911	18.05
Vested	(134,639)	30.77
Forfeited	(32,361)	22.88
Unvested at March 31, 2026	560,547	$22.82

Total unrecognized compensation cost related to unvested restricted stock units as of March 31, 2026 is $6,133,000 and is expected to be recognized over a weighted average period of 1.6 years.  The fair value of restricted stock units that vested during the year ended March 31, 2026 and 2025 was $4,143,000 and $4,922,000, respectively.

Performance Shares

The Company granted performance shares under the 2016 LTIP during fiscal 2026, 2025, and 2024. Performance based shares are recognized as compensation expense based upon their grant date fair value and to the extent it is probable that the performance conditions will be met.  This expense is recognized ratably over the 3-year period that these shares are restricted.

Fiscal 2024 performance shares issued are granted pursuant to a performance condition based upon the Company’s Consolidated Return on Invested Capital ("ROIC") for the twelve months ended March 31, 2026. During fiscal 2026, the Company determined that the performance condition on its fiscal 2024 performance shares would not be met. The Company has adjusted its stock-based compensation expense accordingly in fiscal 2026. Fiscal 2025 and fiscal 2026 performance shares issued are granted pursuant to a performance condition based upon the Company’s revenue and EBITDA margin growth rates in fiscal 2025, 2026, 2027, and 2028. The Company calculated that the fiscal 2025 portion of the fiscal 2025 performance shares were not met and as such the Company has adjusted compensation expense accordingly.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

A summary of the performance shares transactions during each of the three fiscal years in the period ended March 31, 2026 is as follows:

	Shares	Weighted-average Grant Date Fair Value per share
Unvested at April 1, 2023	179,005	$34.39
Granted	73,453	36.58
Vested	(39,720)	35.95
Forfeited	(33,838)	28.66
Unvested at March 31, 2024	178,900	$36.13
Granted	123,401	37.44
Vested	(19,960)	53.56
Forfeited	(27,485)	50.02
Unvested at March 31, 2025	254,856	$33.90
Granted	235,711	17.88
Vested	(40,592)	17.68
Forfeited	(23,533)	33.03
Unvested at March 31, 2026	426,442	$26.64

The Company had $3,379,000 in unrecognized compensation costs related to the unvested performance share awards as of March 31, 2026.

Directors Stock

During fiscal 2026, 2025, and 2024, a total of 68,424, 28,112, and 28,512 shares of stock, respectively, were granted under the 2016 LTIP to the Company’s non-executive directors as part of their annual compensation. The weighted average fair value grant price of those shares was $14.97, $37.61, and $41.17 for fiscal 2026, 2025, and 2024, respectively. The expense related to the shares was $1,024,000, $1,057,000 and $1,174,000 for fiscal 2026, 2025 and 2024, respectively.

Dividends

On March 23, 2026, the Company's Board of Directors approved payment of a quarterly dividend of $0.07 per common share, representing an annual dividend rate of $0.28 per share. The dividend was paid on May 11, 2026, to shareholders of record on May 1, 2026 and totaled approximately $2,012,000.

Preferred Shares

On January 29, 2026, the Company filed a certificate of amendment (the “Preferred Shares Amendment”) to the Company’s Restated Certificate of Incorporation with the New York State Department of State establishing the rights, preferences, privileges, qualifications, restrictions and limitations of the new Preferred Shares, described in Note 3.

On February 3, 2026, the Company completed the sale of 800,000 Series A Cumulative Convertible Participating Preferred Shares, par value $1.00 per share (the “Preferred Shares”), of the Company to CD&R XII Keystone Holdings, L.P. (the “CD&R Investor”) at a purchase price of $1,000 per share for an aggregate purchase price of $800,000,000 (the “Preferred Equity Financing”). Terms of the Preferred Shares include a 7% coupon, payable in cash or payment-in-kind at Columbus McKinnon’s option, and an initial conversion price for conversion of Preferred Shares into the Company's common shares of $37.68, resulting in the CD&R Investor's as-converted ownership of approximately 43% of the Company's outstanding equity following completion of the Kito Crosby Acquisition. The CD&R Investor has agreed to a customary lock-up on its Preferred Shares. The Company has determined the Preferred Shares meet the qualification to be accounted for as an equity instrument. As such, the proceeds from the Preferred Shares have been recorded in equity net of fees incurred to issue the shares.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The Preferred Shares rank senior to the Company's common shares with respect to dividend rights and with respect to rights on liquidation, winding-up and dissolution. Holders of the Preferred Shares are entitled to dividends that are payable quarterly in arrears, accrue and accumulate on a daily basis from the issuance date of such Preferred Shares and are payable at the Company’s option, either (i) in cash or (ii) accumulate with respect to each outstanding Preferred Share for the relevant payment period, at a rate of 7.00% per annum, compounded quarterly, subject to adjustment and as set forth in the Preferred Shares Amendment. At March 31, 2026, a stock dividend in kind was recorded increasing the preferred shares by $8,867,000.

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

Stock Repurchase Plan

On March 26, 2019, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to $20,000,000 of the Company's common stock. The Company repurchased 31,000 shares of its common stock at an aggregate cost of $1,010,000 in accordance with this plan during the fiscal year ended March 31, 2023. In fiscal 2025, the Company repurchased an additional 293,000 shares of its common stock at an aggregate cost of $9,945,000 in accordance with this plan. The value of the shares purchased are reflected as Treasury stock on the Company's Consolidated Balance Sheets as of March 31, 2026 and 2025.

16.     Loss Contingencies

From time to time, the Company is named a defendant in legal actions arising out of the normal course of business. The Company is not a party to any pending legal proceeding other than ordinary, routine litigation incidental to its business. The Company does not believe that any of its pending litigation will have a material impact on its business.

Accrued general and product liability costs are actuarially estimated reserves based on amounts determined from loss reports, individual cases filed with the Company, and an amount for losses incurred but not reported. The aggregate amounts of reserves were $33,196,000 (gross of estimated insurance recoveries of $19,959,000) and $19,446,000 (gross of estimated insurance recoveries of $6,995,000) of which $28,796,000 and $15,046,000 are included in Other non-current liabilities and $4,400,000 and $4,400,000 in Accrued liabilities as of March 31, 2026 and 2025, respectively.  The liability for accrued general and product liability costs are funded by investments in marketable securities (see Notes 2 and 7).

The following table provides a reconciliation of the beginning and ending balances for accrued general and product liability (in thousands):

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

	Year Ended March 31,
	2026	2025	2024
Accrued general and product liability, beginning of year	$19,446	$19,988	$21,103
Accrued general and product liability acquired with Kito Crosby	14,506	—	—
Estimated insurance recoveries	(1,037)	(642)	(634)
Add provision for claims	4,364	3,776	2,226
Deduct payments for claims	(4,083)	(3,676)	(2,707)
Accrued general and product liability, end of year	$33,196	$19,446	$19,988

Estimated insurance recoveries	(19,959)	(6,995)	(7,637)
Net accrued general and product liability, end of year	$13,237	$12,451	$12,351

Estimated insurance recoveries above include $14,000,000 acquired from Kito Crosby.

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

Legacy Columbus McKinnon Corporation

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

Based on actuarial information from fiscal 2026, the Company has estimated its net asbestos-related aggregate liability including related legal costs to range between $3,600,000 and $6,500,000, net of insurance recoveries, using actuarial parameters of continued claims for a period of 38 years from March 31, 2026.  The Company has estimated its asbestos-related aggregate liability that is probable and estimable, net of insurance recoveries, in accordance with U.S. generally accepted accounting principles approximates $5,040,000. The Company has reflected the liability gross of insurance recoveries of $5,958,000 as a liability in the consolidated financial statements as of March 31, 2026. The recorded liability does not consider the impact of any potential favorable federal legislation. This liability will fluctuate based on the uncertainty in the number of future claims that will be filed and the cost to resolve those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, defensive strategies, and the cost to resolve claims outside the broad-based settlement program. Of this amount, management expects to incur asbestos liability payments of approximately $1,800,000 over the next 12 months. Because payment of the liability is likely to extend over many years, management believes that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

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

Further, the insurance carriers are expected to cover 100% of indemnity costs related to all covered cases. Estimates of the future cost sharing have been included in the loss reserve calculation as of March 31, 2026 and 2025. The Company has recorded a receivable for the estimated future cost sharing in Other assets in the Balance Sheet in the amount of $5,958,000 and $6,995,000, which offsets its asbestos reserves, at March 31, 2026 and 2025, respectively.

One of the Company's subsidiaries, Magnetek, Inc. ("Magnetek") has been named, along with multiple other defendants, in asbestos-related lawsuits associated with business operations previously acquired but which are no longer owned. During Magnetek's ownership, none of the businesses produced or sold asbestos-containing products. For such claims, Magnetek is uninsured and either contractually indemnified against liability, or contractually obligated to defend and indemnify the purchaser of these former business operations.  The Company aggressively seeks dismissal from these proceedings. The asbestos-related liability including legal costs is estimated to be approximately $1,375,000 and $1,139,000, which has been reflected as a liability in the consolidated financial statements at March 31, 2026 and 2025, respectively.

Product Liability

The Company is also involved in other unresolved legal actions that arise in the normal course of business. The most prevalent of these unresolved actions involve disputes related to product design, manufacture and performance liability. The Company's estimation of its product-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $6,372,000, which has been reflected as a long-term liability in the consolidated financial statements as of March 31, 2026. In some cases, the Company cannot reasonably estimate a range of loss because there is insufficient information regarding the matter.

In April 2024, a trial involving a product liability claim against the Company resulted in a jury verdict demanding the Company to pay approximately $3,000,000 in damages. The Company considered payment of the damages as not probable given the facts of the case. The Company appealed the jury verdict and won the appeal in April 2026 remanding to the circuit court with direction to dismiss the complaint against the Company. As such, the Company has no liability recorded in the Consolidated Balance Sheet at March 31, 2026 or 2025.

Management believes that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

Litigation-Other

In October 2010, Magnetek received a request for indemnification from Power-One, Inc. ("Power-One") for an Italian tax matter arising out of the sale of Magnetek's power electronics business to Power-One in October 2006. With a reservation of rights, Magnetek affirmed its obligation to indemnify Power-One for certain pre-closing taxes.  The sale included an Italian company, Magnetek, S.p.A., and its wholly owned subsidiary, Magnetek Electronics (Shenzhen) Co. Ltd. (the “Power-One China Subsidiary”). The tax authority in Arezzo, Italy, issued a notice of audit report in September 2010 wherein it asserted that the Power-One China Subsidiary had its administrative headquarters in Italy and therefore it should be considered resident in Italy and subject to taxation in Italy.  In November 2010, the tax authority issued a notice of tax assessment for the period of July 2003 to June 2004, alleging that taxes of approximately $2,200,000 (Euro 1,900,000), plus interest, were due in Italy on taxable income earned by the Power-One China Subsidiary during this period.  In addition, the assessment alleges potential penalties in the amount of approximately $2,500,000 (Euro 2,200,000) for the alleged failure of the Power-One China Subsidiary to file its Italian tax return.  The Power-One China Subsidiary filed its response with the provincial tax commission of Arezzo, Italy in January 2011. A hearing before the Tax Court was held in July 2012 on the tax assessment for the period of July 2003 to June 2004. In September 2012, the Tax Court ruled in favor of the Power-One China Subsidiary dismissing the tax assessment for the period of July 2003 to June 2004. In February 2013, the tax authority filed an appeal of the Tax Court's September 2012 ruling. The Regional Tax Commission of Florence heard the appeal of the tax assessment dismissal for the period of July 2003 to June 2004 and thereafter issued its ruling finding in favor of the tax authority. Magnetek believed the court’s decision was based upon erroneous interpretations of the applicable law and appealed the ruling to the Italian Supreme Court in April 2015. In April 2022, the Supreme Court upheld the appeal in favor of Power-One.

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

In September of 2017, Magnetek received a request for defense and indemnification from Monsanto Company, Pharmacia, LLC, and Solutia, Inc. (collectively, “Monsanto”) with respect to: (1) lawsuits brought by plaintiffs claiming that Monsanto manufactured polychlorinated biphenyls ("PCBs"), exposure to which allegedly caused injury to plaintiffs; and (2) lawsuits brought by municipalities and municipal entities claiming that Monsanto should be responsible for a variety of damages due to the presence of PCBs in bodies of water in those municipalities and/or in water treated by those municipal entities. Monsanto claims to be entitled to defense and indemnification from Magnetek under a so-called “Special Undertaking” apparently executed by Magnetek’s predecessor Universal Manufacturing Corporation ("Universal") in January of 1972, which purportedly required Universal to defend and indemnify Monsanto from liabilities “arising out of or in connection with the receipt, purchase, possession, handling, use, sale or disposition of such PCBs by Universal.

Magnetek has declined Monsanto’s tender, and believes that it has meritorious legal and factual defenses to the demands made by Monsanto. Magnetek is vigorously defending against those demands and commenced litigation in New Jersey to, among other things, declare the Special Undertaking void and unenforceable. Monsanto has, in turn, commenced an action to enforce

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

the Special Undertaking in Missouri and joined five additional companies as co-defendants in that Missouri action. The New Jersey action was dismissed in favor of the Missouri action. Co-defendants removed the Missouri action to the U.S. District Court for the Eastern District of Missouri, and a motion to remand is currently pending.

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

The Company also has claims for insurance coverage from Transportation Insurance Company ("TIC") under certain historic insurance policies.

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

In January 2007, the Connecticut Department of Environmental Protection (“DEP”) requested parties, including Magnetek, to submit reports summarizing the investigations and remediation performed to date at the site and the proposed additional investigations and remediation necessary to complete those actions at the site. DEP requested additional information relating to site investigations and remediation. Magnetek and the DEP agreed to the scope of the work plan in November 2010. The Company has recorded a liability of $540,000, included in the amount specified above, related to the Bridgeport facility,

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

representing the best estimate of future site investigation costs and remediation costs which are expected to be incurred in the future.

Kito Crosby

Asbestos

Kito Crosby, along with a number of unrelated third parties, are named as defendants in personal injury claims and lawsuits based on alleged exposure to asbestos-containing materials. Kito Crosby monitors claims filing and development experience and periodically updates the estimated cost of defending against and resolving these claims. At March 31, 2026 the Company estimated the asbestos liability to be $14,450,000. The Company believes this represents a reasonable estimate of the remaining remediation costs.

Certain subsidiaries of Kito Crosby that are subject to asbestos-related personal injury claims have maintained product liability insurance policies. Certain of these policies provide a source of probable recovery of a portion of losses incurred and paid, as well as a portion of estimated probable future losses accrued as of March 31, 2026. An additional source of probable recovery of uninsured losses is an unrelated third party, which manufactured component products for the Kito's subsidiaries that are alleged to give rise to asbestos-related injuries. The estimated probable amount of losses to be recovered from insurance and/or unrelated third parties is $14,001,000 as of March 31, 2026.

Other Matters

Kito Crosby is involved in environmental remediation efforts related to formerly owned or operated properties and certain third-party owned landfill sites, as they are responsible, or alleged to be responsible, for ongoing environmental investigation and remediation of these sites. These sites are in various stages of investigation and/or remediation, and associated costs and liabilities are recognized by the Company, considering current developments, the law and existing technologies. It can be difficult to reliably estimate the final costs of investigation and remediation due to various factors. These factors include, but are not limited to: an early stage of investigation for some sites, which increases uncertainty with respect to applicable regulatory requirements and duration, scope and cost of the remedial work; evolving laws and regulations affecting the scope of planned remedial effort and technologies applied; an early stage of certain legal analyses, such as the existence and financial condition of other potentially responsible parties subject to joint and several liability for remediation on certain sites; possible identification of additional volumes of contamination at known sites; and general changes in the cost of labor, materials and equipment planned to be employed in remedial work.

Kito Crosby recognized a liability associated with a formerly owned industrial manufacturing operations site where investigation and environmental assessment identified releases of certain contaminants in the soil and groundwater on, in and around the site. The carrying amounts of the liability was $640,000 at March 31, 2026. These amounts primarily represent the estimated costs of site monitoring and management activities as remediation activities. The environmental exposure at this site is insured by third-party insurance companies that are managing ongoing feasibility evaluation and remediation activities and are paying directly the associated costs on behalf of the Company. The carrying amount of the insurance recovery probable of being realized for this site was $400,000 as of March 31, 2026.

Kito Crosby has recognized a $311,000 environmental liability as of March 31, 2026, related to a single former landfill site where the Company’s subsidiary and four other unrelated third parties, have accepted liability for remediating environmental contamination.

Additionally, Kito Crosby has entered into a consent decree with a state agency concerning a formerly owned site. The consent decree resulted in administrative fees of $1,900,000 paid in the first quarter of calendar year 2025 with additional remediation responsibilities to be paid over the next five years in the amount of $3,252,000. The carrying amount of this liability is $1,726,000 as of March 31, 2026.

For all of the currently known environmental matters, the Company has amounts accrued as of March 31, 2026 which, in our opinion, is sufficient to deal with such matters. The Company is not aware of any environmental condition or any operation at any of its facilities, either individually or in the aggregate, which would cause expenditures to have a material adverse effect on its results of operations, financial condition or cash flows and, accordingly, has not budgeted any material capital expenditures for environmental compliance for fiscal 2026.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

17.     Income Taxes
United States income (loss) before income tax expense was $(162,297,000), $(44,297,000), and $20,464,000 for the years ended March 31, 2026, 2025, and 2024, respectively. Income (loss) before income tax expense also includes foreign subsidiary income of $(44,210,000), $38,791,000, and $41,063,000 for the years ended March 31, 2026, 2025, and 2024, respectively.
The provision for income tax expense (benefit) consisted of the following:

	Year Ended March 31,
	2026	2025	2024
Current income tax expense (benefit):
United States Federal	$15,648	$6,843	$15,375
State taxes	4,401	850	2,715
Foreign	13,416	12,226	12,097
Deferred income tax expense (benefit):
United States	866	(17,411)	(12,451)
Foreign	(11,401)	(2,875)	(2,834)
	$22,930	$(367)	$14,902

Income taxes paid (net of refunds received):

	Year Ended March 31,
	2026	2025	2024
Federal	$24,674	$2,568	$15,536
State and Local	$5,218	$1,999	$2,134
Foreign
Germany	$5,680	$7,339	$3,550
Hungary	$—	$1,568	$—
Mexico	$—	$—	$1,948
Netherlands	$—	$1,386	$—
United Kingdom	$—	$1,286	$—
Other	$10,277	$4,375	$5,200
Total net income tax payments	$45,850	$20,520	$28,369

Effective March 31, 2026, the Company adopted ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Taxes Disclosures retrospectively. Under ASU No. 2023-09, entities are required to disclose in their rate reconciliation table additional categories of information about federal, state, and foreign income taxes and provide more details about the reconciling items in some categories if the items meet a quantitative threshold.
The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income from continuing operations before income tax expense. The sources and tax effects of the differences were as follows:

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

	Year Ended March 31,
	2026		2025		2024
US Federal Statutory Rate	$(43,367)	21%	$(1,156)	21%	$12,918	21%
State and Local Income Taxes, Net of Federal Income Tax Effect*	$3,550	(2)%	$(514)	9%	$652	1%
Foreign Tax Effects
Germany:
State and local income taxes	$—	—	$486	(9)%	$972	2%
Enacted changes in tax laws or rates	$(2,387)	1%	$—	—	$—	—
Goodwill impairment	$13,318	(6)%	$—	—	$—	—
Other	$(740)	0%	$3	0%	$64	0%
Hungary:
Statutory rate difference between Hungary and United States	$—	—	$(1,718)	31%	$(1,538)	(3)%
Other	$—	—	$294	(5)%	$528	1%
Mexico:
Valuation allowance	$—	—	$445	(8)%	$—	—
Other	$—	—	$794	(14)%	$383	1%
China	$—	—	$315	(6)%	$—	—
Panama	$—	—	$(348)	6%	$—	—
Other Jurisdictions	$1,038	(1)%	$271	(5)%	$955	2%
Effect of Cross Border Tax Laws
US benefit on foreign derived income	$—	—	$—	—	$(1,604)	(3)%
Subpart F	$—	—	$—	—	$427	1%
GILTI	$—	—	$—	—	$879	1%
Other	$(17)	0%	$68	(1)%	$—	—
Tax Credits
Research & development tax credits	$—	—	$(946)	17%	$(986)	(2)%
Other	$(540)	0%	$—	—	$—	—
Changes in Valuation Allowances	$3,455	(2)%	$5	0%	$(45)	0%
Nontaxable or Nondeductible Items
Employee benefits	$—	—	$483	(9)%	$1,347	2%
Goodwill impairment	$37,640	(18)%	$—	—	$—	—
Transaction costs	$9,514	(5)%	$—	—	$525	1%
Other	$714	0%	$68	(1)%	$141	0%
Changes in Unrecognized Tax Benefits	$121	0%	$600	(11)%	$(811)	(1)%
Other Adjustments
Interest income from tax refunds	$—	—	$(505)	9%	$—	—
Stranded tax effects	$—	—	$962	(17)%	$—	—
Other	$631	0%	$27	0%	$93	0%
Effective Tax Rate	$22,930	(11)%	$(367)	7%	$14,902	24%
*In FY26 State taxes in Wisconsin, Oklahoma, Illinois, and Texas made up the majority (greater than 50%) of the tax effect in this category. In FY25 Illinois, Michigan, California, Georgia, and Indiana, and in FY24 Massachusetts, Texas, New Jersey, Pennsylvania, California, and Georgia made up the majority (greater than 50%) of the tax effect in this category.
During fiscal year 2026, income tax was favorably impacted by the Act for an Immediate Tax Investment Program to Strengthen Germany as a Business Location (the "New German Tax Law"). The New German Tax Law enacted in July 2025 will lower the German corporate income tax rate from 15% to 10% by 2032. The associated revaluation of the Company’s German net deferred tax liabilities results in an income tax benefit disclosed in the effective tax rate table above.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

On July 4, 2025, H.R.1, also known as the "One Big Beautiful Bill Act" ("OBBBA") was enacted into law in the United States, with many of its provisions taking effect during the Company's 2026 fiscal year. The income tax expense and effective tax rate calculated for fiscal 2026 reflect the considerations of the OBBBA.

The Company applies the liability method of accounting for income taxes as required by ASC Topic 740, “Income Taxes.” The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	March 31,
	2026	2025
Deferred tax assets:
Federal net operating loss carryforwards	$34,197	$10,649
State and foreign tax loss and credit carryforwards	34,043	8,992
Employee benefit plans	11,744	9,624
Inventory	5,015	4,243
Insurance reserves	3,576	3,060
Accrued vacation and incentive costs	5,554	2,943
Federal tax credit carryforwards	17,885	12,080
ASC 842 Lease Liability	21,695	19,996
Equity compensation	6,061	5,309
Capitalized Research and Development Costs	1,220	15,069
Interest Carryforwards	95,909	10,411
Unrealized Losses	3,755	—
Other Reserves	9,098	—
Other	1,456	341
Valuation allowance	(65,908)	(15,802)
Deferred tax assets after valuation allowance	185,300	86,915
Deferred tax liabilities:
Property, plant, and equipment	(54,018)	(5,909)
ASC 842 Right-of-Use Asset	(18,604)	(16,807)
Intangible Assets	(414,406)	(88,275)
Deferred Revenue	(5,657)	—
Unremitted Earnings	(14,868)	(1,322)
Total deferred tax liabilities	(507,553)	(112,313)
Net deferred tax assets (liabilities)	$(322,253)	$(25,398)

The valuation allowance includes $17,951,000 and $1,151,000 primarily related to foreign net operating losses and $3,112,000 and $0 for federal net operating losses at March 31, 2026 and 2025, respectively. The valuation allowance also includes $1,962,000 and $2,571,000 for state net operating losses at March 31, 2026 and 2025, respectively. The valuation allowance also includes $24,736,000 and $0 related to interest deduction carryforwards at March 31, 2026 and 2025, respectively. The remaining valuation allowance of $18,148,000 and $12,080,000 for the years ended March 31, 2026 and 2025, respectively, primarily relates to foreign tax credits which the Company believes it will not utilize.

The Company’s foreign subsidiaries have tax-effected net operating loss carryforwards of $23,066,118 that expire in periods ranging from three years to indefinite. Gross federal net operating loss carryforwards of $45,334,000 remain from the acquisition of Magnetek and gross federal net operating loss carryforwards of $117,508,000 remain from the acquisition of Kito Crosby; these carryforwards have expiration dates ranging from fiscal 2027 through indefinite. Gross state net operating losses of $48,092,000 either have indefinite carryforward periods or have expiration dates ranging from fiscal 2027 through 2041. The federal tax credits have expiration dates ranging from fiscal 2029 to 2034. Included in the State and foreign net operating loss and credit carryforwards

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

category above are $445,000 of state tax credit carryforwards. These state tax credit carryforwards have expiration dates ranging from fiscal 2027 to 2037.

Deferred income taxes are classified within the consolidated balance sheets based on the following breakdown:

	March 31,
	2026	2025
Net non-current deferred tax assets	$2,064	$2,904
Net non-current deferred tax liabilities	(324,317)	(28,302)
Net deferred tax assets (liabilities)	$(322,253)	$(25,398)

Net non-current deferred tax liabilities are included in other non-current liabilities.

As of March 31, 2026, the Company has determined that certain foreign amounts, which can be distributed tax efficiently, are not permanently reinvested where earned. As of March 31, 2026, a tax liability of approximately $14,868,000 has been accrued for taxes that would be incurred upon repatriation of the earnings that are not permanently reinvested. As of March 31, 2026, $95,291,000 of unremitted earnings of other subsidiaries and outside basis differences other than unremitted earnings are intended to be permanently reinvested.  It is not practicable to calculate the amount of unrecognized deferred tax related to these basis differences.

Changes in the Company’s uncertain income tax positions, excluding the related accrual for interest and penalties, are as follows:

	2026	2025	2024
Beginning balance	$999	$411	$411
Additions for prior year tax positions	1,478	563	—
Foreign currency translation	49	25	—
Ending balance	$2,526	$999	$411

The Company had $143,000, $96,000, and $76,000 accrued for the payment of interest and penalties at March 31, 2026, 2025, and 2024 respectively. The Company recognizes interest expense or penalties related to uncertain tax positions as a part of income tax expense in its consolidated statements of operations. $2,526,000 of the unrecognized tax benefits as of March 31, 2026 would impact the effective tax rate if recognized. It is reasonably possible that the amount of unrecognized tax benefits could change in the next 12 months, however an estimate of the change cannot be made.

The Company and its subsidiaries file income tax returns in the U.S., various state, local, and foreign jurisdictions. The Company’s major tax jurisdictions are the United States and Germany.  With few exceptions, the Company is no longer subject to tax examinations by tax authorities in the United States for tax years prior to March 31, 2023 and in Germany for tax years prior to March 31, 2012. The Company has a current tax examination in Germany underway for fiscal years 2012 through 2021. The Company periodically responds to audit requests in less material jurisdictions.

18.     Leases

Nature of leases

The Company’s lease arrangements generally include real estate (manufacturing facilities, sales offices, distribution centers, warehouses), vehicles, and equipment. At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. At lease commencement, the Company evaluates whether the arrangement is a finance or operating lease, and accounts for it accordingly. Operating leases are included in other assets, other current liabilities, and other liabilities on the Company’s Consolidated Balance Sheet. Finance leases are included in net property, plant, and equipment, current portion of long-term debt and finance lease obligation, and the remaining balance is recorded within Term loan, Senior Secured Notes, AR securitization facility and finance lease obligations on the Consolidated Balance Sheet.

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

The Company's leases have lease terms ranging from 1 to 23 years, some of which include options to extend or terminate the lease. The exercise of lease renewal options is at the Company’s sole discretion. When deemed reasonably certain of exercise, the renewal options are included in the determination of the lease term. The Company’s lease agreements do not contain material residual value guarantees or any material restrictive covenants. The Company recorded a finance lease for a manufacturing facility in Hartland, WI that has a 23 year lease term which terminates in 2035 as a result of the Dorner acquisition. As of March 31, 2026, the Company does not have any significant additional leases that have not yet commenced.

Significant Inputs:

The following table presents the weighted average remaining lease term and discount rate as of March 31, 2026 and March 31, 2025, respectively:

	March 31,
	2026	2025
Weighted-average remaining lease term (in years)
Operating leases	6.94	8.30
Finance leases	9.58	10.58

Operating leases	6.94%	7.05%
Finance leases	4.51%	4.51%

Amounts recognized on the financial statements

The following table illustrates the balance sheet classification for lease assets and liabilities as of March 31, 2026 and March 31, 2025, respectively (in thousands):

	March 31,
	2026	2025
Operating leases:
Other assets (1)	$88,416	$59,506

Accrued liabilities	31,523	9,961
Other non-current liabilities	64,195	59,735
Total operating liabilities	$95,718	$69,696

Finance leases:
Net property, plant, and equipment	$9,594	$10,595

Current portion of long-term debt and finance lease obligation	812	739
Term loan, Senior Secured Notes, AR securitization facility and finance lease obligations	10,737	11,528
Total finance liabilities	$11,549	$12,267

(1) Included in the operating ROU net asset balance are leases held by Kito Crosby in the amount of $35,282,000 as of March 31, 2026.

Operating lease expense of $16,224,000, $14,433,000 and $12,550,000 for the fiscal years ending March 31, 2026, 2025, and 2024, respectively, is included in Income from operations on the Consolidated Statements of Operations. Short-term lease expense, sublease income, and variable lease expenses are not material for the fiscal year ending March 31, 2026, 2025, and 2024, respectively. Finance lease expense of $1,021,000 and $1,001,000 for fiscal years ending March 31, 2026 and 2025, is included in Income from operations on the Consolidated Statements of Operations, and $541,000 and $566,000 and is included in Interest and debt expense for the fiscal years ending March 31, 2026 and 2025, on the Company's Consolidated Statements of Operations related to the finance lease.

Other lease disclosures

Future maturities of leases as of March 31, 2026, were as follows (in thousands):

Year:	Operating Leases	Finance Leases
2027	$23,842	1,312
2028	21,101	1,351
2029	17,246	1,392
2030	13,848	1,433
2031	7,619	1,476
Thereafter	33,917	7,355
Total undiscounted lease payments	$117,573	$14,319
Less: imputed interest	$21,855	$2,770
Present value of lease liabilities	$95,718	$11,549

Supplemental cash flow information related to leases is as follows (in thousands):

	Year ended March 31, 2026	Year ended March 31, 2025	Year ended March 31, 2024
Cash paid for amounts included in the measurement of operating lease liabilities	$16,550	$12,014	$9,454
Cash paid for amounts included in the measurement of finance lease liabilities	$1,300	$1,237	$1,200
ROU assets obtained in exchange for new operating lease liabilities	$2,375	$8,173	$22,506

19.     Business Segment Information

ASC 280 establishes the standards for reporting information about operating segments in financial statements. The Company has one operating and reportable segment for both internal and external reporting purposes.

The Company’s Chief Executive Officer (“CEO”), who is its chief operating decision maker (“CODM”), evaluates the performance of the Company’s operating segment based on Income from operations. The CODM reviews budget-to-actual variances and year over year performance when making operating decisions to allocate resources to the segment.

The significant segment expenses that are regularly provided on a quarterly basis to CODM are cost of products sold, research and development expenses, selling expenses, general and administrative expenses and amortization of intangibles, which are presented on the face of the Consolidated Statements of Operations and included in the calculation of Income from operations.

Financial information relating to the Company’s operations by geographic area is as follows:

	Year Ended March 31,
	2026	2025	2024
Net sales:
United States	$693,814	$556,972	$591,497
Germany	231,439	217,189	233,797
Europe, Middle East, and Africa (Excluding Germany)	157,906	116,749	112,839
Canada	24,805	17,479	21,431
Asia Pacific	53,624	22,173	17,877
Latin America	31,863	32,465	36,099
Total	$1,193,451	$963,027	$1,013,540

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Note: Net sales to external customers are attributed to geographic areas based upon the location from which the product was shipped from the Company to the customer.

	Year Ended March 31,
	2026	2025	2024
Total assets:
United States	$3,234,067	$1,079,209	$1,129,237
Germany	607,561	540,515	553,103
Europe, Middle East, and Africa (Excluding Germany)	576,783	76,831	90,921
Asia Pacific	277,783	11,821	14,094
Canada	52,275	6,811	9,606
Latin America	36,234	23,601	28,984
Total	$4,784,703	$1,738,788	$1,825,945

	Year Ended March 31,
	2026	2025	2024
Long-lived assets:
United States	$2,757,530	$762,328	$781,232
Germany	348,014	398,188	407,136
Europe, Middle East, and Africa (Excluding Germany)	178,482	8,625	8,156
Asia Pacific	108,831	1,854	2,058
Canada	31,774	1,071	1,190
Latin America	2,179	1,467	2,591
Total	$3,426,810	$1,173,533	$1,202,363

Note: Long-lived assets include net property, plant, and equipment, goodwill, and other intangibles, net.

Sales by major product group are as follows:	Year Ended March 31,
	2026	2025	2024
Hoists	$557,045	$479,612	$494,726
Lifting and securement hardware	159,824	76,072	74,075
High-precision conveying systems	148,567	154,660	163,462
Digital power control and delivery systems	122,708	110,379	122,344
Actuators and rotary unions	108,125	87,735	97,303
Industrial cranes	59,378	37,113	39,520
Technology & Specialty Solutions	22,985	—	—
Elevator application drive systems	14,819	17,456	22,110
Total	$1,193,451	$963,027	$1,013,540

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

20.     Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss is as follows:

	March 31,
	2026	2025
Foreign currency translation adjustment – net of tax	$(21,599)	$(33,942)
Pension liability – net of tax	14,442	12,661
Postretirement obligations – net of tax	1,527	1,573
Split-dollar life insurance arrangements – net of tax	502	526
Derivatives qualifying as hedges – net of tax	(1,620)	(1,919)
Accumulated other comprehensive loss	$(6,748)	$(21,101)

The deferred taxes related to the adjustments associated with the items included in accumulated other comprehensive loss, net of deferred tax asset valuation allowances, were $(478,758), $(6,530,121), and $636,000 for fiscal 2026, 2025, and 2024 respectively.  Refer to Note 17 for discussion of the deferred tax asset valuation allowance.  In the period subsequent to our initial recording of the valuation allowance in fiscal 2011, increases and decreases to both the deferred tax assets associated with items in accumulated other comprehensive loss, and the valuation allowance, have been recorded as offsets to comprehensive income.

As a result of the Tax Cuts and Jobs Act (the "TCJA"), the Company recorded as an offsetting entry a $(7,251,000) stranded tax effect in the minimum pension liability component and a $(194,000) stranded tax effect in the split dollar life insurance arrangement component of other comprehensive income in fiscal 2018. As a result of the pension termination in fiscal 2025, $(7,050,000) of the stranded tax effect was released from accumulated other comprehensive loss and recorded as a decrease of income taxes in the consolidated statement of operations in fiscal 2025. The resulting stranded tax effect of $201,000 relates to the Company's remaining plans. The stranded tax effect related to the other post retirement obligations component was not material.

As a result of the recording of a deferred tax asset valuation allowance in fiscal 2011, the Company recorded as an offsetting entry a $(7,251,000) stranded tax effect in the minimum pension liability component, $935,000 stranded tax effect in the other post retirement obligations component and a $747,000 stranded tax effect in the split dollar life insurance arrangement component of other comprehensive income. With the reversal of that valuation allowance in fiscal 2013, the Company recorded the reversal of the valuation allowance as a reduction of income taxes in the consolidated statement of operations. As a result of the pension termination in fiscal 2025, the stranded tax effect of $7,605,000 was released from accumulated other comprehensive loss and recorded as a decrease of income taxes in the consolidated statement of operations in fiscal 2025.

The stranded tax effects described above are in accordance with ASC 740, “Income Taxes” even though the impact of the TCJA and the deferred tax asset valuation allowance described above were initially established as an adjustment to comprehensive income. This amount will remain indefinitely as a component of accumulated other comprehensive loss.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Changes in accumulated other comprehensive income by component are as follows (in thousands):

	March 31, 2026
	Retirement Obligations	Foreign Currency	Change in Derivatives Qualifying as Hedges	Total
Beginning balance net of tax	$14,760	$(33,942)	$(1,919)	(21,101)
Other comprehensive income (loss) before reclassification	2,605	12,343	(1,155)	13,793
Amounts reclassified from other comprehensive loss to net income	(894)	—	1,454	560
Net current period other comprehensive (loss) income	1,711	12,343	299	14,353
Ending balance net of tax	$16,471	$(21,599)	$(1,620)	$(6,748)

	March 31, 2025
	Retirement Obligations	Foreign Currency	Change in Derivatives Qualifying as Hedges	Total
Beginning balance net of tax	$(10,696)	$(32,785)	$3,804	(39,677)
Other comprehensive income (loss) before reclassification	7,274	(1,157)	2,243	8,360
Amounts reclassified from other comprehensive loss to net income	18,182	—	(7,966)	10,216
Net current period other comprehensive (loss) income	25,456	(1,157)	(5,723)	18,576
Ending balance net of tax	$14,760	$(33,942)	$(1,919)	$(21,101)

Details of amounts reclassified out of accumulated other comprehensive loss for the year ended March 31, 2026 are as follows (in thousands):

Details of AOCL Components	Amount reclassified from AOCL	Affected line item on consolidated statement of operations
Net pension amount unrecognized
	$(1,205)	(1)
	(1,205)	Total before tax
	311	Tax benefit
	$(894)	Net of tax

Change in derivatives qualifying as hedges
	$(173)	Cost of products sold
	(1,114)	Interest expense
	3,217	Foreign currency
	1,930	Total before tax
	(476)	Tax benefit
	$1,454	Net of tax
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

21.     Effects of New Accounting Pronouncements

Recently adopted

In December 2023, the FASB issued ASU 2023‑09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures by requiring additional disaggregation in the effective tax rate reconciliation and income taxes paid by jurisdiction.

The Company adopted ASU 2023‑09 effective fiscal 2026 and applied the new disclosure requirements on a retrospective basis. The adoption of this standard did not have a material impact on the Company’s consolidated financial statement disclosures.

Topics Not Yet Adopted

In April 2026, the FASB issued ASU 2026‑01, Equity (Topic 505): Initial Measurement of Paid‑in‑Kind Dividends on Equity‑Classified Preferred Stock. The ASU provides guidance on the initial measurement of paid‑in‑kind (“PIK”) dividends on equity‑classified preferred stock and does not affect the timing of dividend recognition. The amendments are effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years. Early adoption is permitted.

In February 2026, the Company issued Preferred Shares that include a paid‑in‑kind dividend feature. Upon adoption of ASU 2026‑01, the Company will apply the guidance to measure PIK dividends on such preferred shares based on the contractual dividend rate and liquidation preference. The Company is evaluating the timing of adoption and does not expect adoption to have a material impact on its financial position or results of operations.

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

COLUMBUS McKINNON CORPORATION

SCHEDULE II—Valuation and qualifying accounts
March 31, 2026, 2025, and 2024
Dollars in thousands

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Acquisition/Divestiture	Deductions		Balance at End of Period
Year ended March 31, 2026:
Deducted from asset accounts:
Allowance for credit losses	$4,880	$2,714	$170	$2,009	$2,573	(1)	$7,200
Deferred tax asset valuation allowance	15,802	3,118	86	46,902	—		65,908
Total	$20,682	$5,832	$256	$48,911	$2,573		$73,108
Reserves on balance sheet:
Accrued general and product liability costs, net of insurance recoveries	$12,451	$4,364	$—	$(39)	$4,039	(2)	$12,737
Year ended March 31, 2025:
Deducted from asset accounts:
Allowance for credit losses	$3,827	$3,641	$(6)	$—	$2,582	(1)	$4,880
Deferred tax asset valuation allowance	15,156	648	(2)	—	—		15,802
Total	$18,983	$4,289	$(8)	$—	$2,582		$20,682
Reserves on balance sheet:
Accrued general and product liability costs, net of insurance recoveries	$12,351	$3,776	$—	$—	$3,676	(2)	$12,451
Year ended March 31, 2024:
Deducted from asset accounts:
Allowance for credit losses	$3,620	$1,225	$(3)	$64	$1,079	(1)	$3,827
Deferred tax asset valuation allowance	15,978	(805)	(17)	—	—		15,156
Total	$19,598	$420	$(20)	$64	$1,079		$18,983
Reserves on balance sheet:
Accrued general and product liability costs, net of insurance recoveries	$13,414	$2,226	$—	$—	$2,706	(2)	$12,351

_________________
(1)Uncollectible accounts written off, net of recoveries
(2)Insurance claims and expenses paid

Item 9.        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As of March 31, 2026, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026 to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2026.

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2026 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

The Company acquired 100% of the outstanding common shares of Kito Crosby on February 3, 2026. The Kito Crosby acquisition was excluded from management’s annual report on internal control over financial reporting as of March 31, 2026. The results of Kito Crosby is included in the Company's fiscal 2026 consolidated financial statements and constituted $3,336,076,000 and $1,786,039,000 of total assets and net assets, respectively, as of March 31, 2026, and $188,089,000 and $21,500,000 of net sales and net loss, respectively, for the fiscal year then ended.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Columbus McKinnon Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Columbus McKinnon Corporation’s (the Company) internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2026, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Kito Crosby, which is included in the 2026 consolidated financial statements of the Company and constituted $3,336,076,000 and $1,786,039,000 of total and net assets, respectively, as of March 31, 2026 and $188,089,000 and $21,500,000 of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Kito Crosby.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2026 and 2025, the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2026, and the related notes and financial statement schedule listed in the Index at Item 15(2) and our report dated June 8, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Charlotte, North Carolina
June 8, 2026

Item 9B.    Other Information

Trading Plans

During the quarter ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Other than the information above, the information required by this item is incorporated herein by reference to the sections entitled "Election of Directors," "Our Executive Officers" and "Corporate Governance Policy" in our 2026 Proxy Statement.

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

Item 11.        Executive Compensation

The information required by this item is incorporated herein by reference to the sections entitled "Director Compensation," "Compensation of Executive Officers" and "Compensation Discussion and Analysis" in our 2026 Proxy Statement.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the sections entitled "Security Ownership of Management and Certain Beneficial Owners" and "Compensation Discussion and Analysis — Equity Compensation Plan Information" in our 2026 Proxy Statement.

Item 13.        Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the sections entitled "Certain Relationships and Related Party Transactions" and "Corporate Governance Policy — Board of Directors Independence" in our 2026 Proxy Statement.

Item 14.        Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to the section entitled "Principal Accountant Fees and Services" in our 2026 Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(1)Financial Statements:

The following consolidated financial statements of Columbus McKinnon Corporation are included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K:

(2)	Financial Statement Schedule:	Page No.

	Schedule II - Valuation and qualifying accounts	105

	All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)Exhibits:

Exhibit Number	Exhibit

2.1	Share Purchase Agreement, dated April 25, 2023, by and between Columbus McKinnon EMEA GmbH, as purchaser and montratec Holding S.a.r.l, as seller (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated April 26, 2023).

2.2	Stock Purchase Agreement, dated as of February 10, 2025, by and among Columbus McKinnon Corporation, Kito Crosby Limited, the equityholders of Kito Crosby Limited as set forth on the signature pages thereto and Ascend Overseas Limited (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated February 10, 2025).

2.3	Equity Purchase Agreement, dated January 13, 2026, by and among Columbus McKinnon Corporation, Royal NY Company Holdings, LLC and Star Hoist Intermediate, LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2026).

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 21, 2022).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 11, 2023).

3.3	Certificate of Amendment to the Certificate of Incorporation of Columbus McKinnon Corporation, filed with the New York Department of State on January 29, 2026 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2026).

3.4	Certificate of Amendment to the Certificate of Incorporation of Columbus McKinnon Corporation, filed with the New York Department of State on January 29, 2026 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2026).

4.1	Specimen common share certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

*4.2	Description of Securities of Columbus McKinnon Corporation registered under Section 12 of the Securities Exchange Act of 1934, as amended.

4.3	Indenture, dated as of January 30, 2026, by and between Columbus McKinnon Corporation and Wilmington Trust, National Association, as Trustee and as Note Collateral Agent (including the Form of Note for the Notes) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2026).

4.4	First Supplemental Indenture, dated as of February 3, 2026, by and among Columbus McKinnon Corporation, the guarantors party thereto and Wilmington Trust, National Association, as Trustee and as Note Collateral Agent (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2026).

#10.1	Columbus McKinnon Corporation Personal Retirement Account Plan Trust Agreement, dated April 1, 1987 (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

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

#10.7	The 2014 Stock Incentive Plan of Magnetek, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 16, 2015).

#10.8	Columbus McKinnon Corporation Second Amended and Restated 2016 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 22, 2024).

#10.9
Form of Time-Based Restricted Stock Unit Award Agreement for the Columbus McKinnon Corporation 2016 Long Term Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021).

#10.10
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

#10.12	Employment agreement effective May 11, 2020, by and between Columbus McKinnon Corporation and David J. Wilson (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 11, 2020).

#10.13	Change in Control Agreement effective May 11, 2020, by and between Columbus McKinnon Corporation and David J. Wilson (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated May 11, 2020).

#10.14	Employment Agreement Amendment effective June 1, 2020, by and between Columbus McKinnon Corporation and David J. Wilson (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated June 3, 2020).

10.15	Credit and Security Agreement, dated as of June 20, 2023, by and among Columbus McKinnon Corporation, as Master Servicer, Columbus McKinnon FinCo, LLC, as Borrower, Wells Fargo Bank, National Association, as Administrative Agent and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 26, 2023).

10.16	First Amendment to Credit and Security Agreement, dated as of September 20, 2023, by and among Columbus McKinnon FinCo, LLC as Borrower, Columbus McKinnon Corporation as Master Servicer and Performance Guarantor, and Wells Fargo Bank, National Association as Lender and Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023).

10.17	Receivables Sale Agreement, dated as of June 20, 2023, by and among Columbus McKinnon Corporation, as Master Servicer, Columbus McKinnon FinCo, LLC, as Buyer and the Originators party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 26, 2023).

10.18	Performance Undertaking, dated as of June 20, 2023, by Columbus McKinnon Corporation, as Performance Guarantor, in favor of Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated June 26, 2023).

10.19	Investment Agreement, dated as of February 10, 2025, by and among Columbus McKinnon Corporation, CD&R XII Keystone Holdings, L.P. and Clayton, Dubilier & Rice Fund XII, L.P. (solely for the purpose of limited provisions thereof) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 11, 2025).

10.20	Third Amendment to Credit and Security Agreement, dated as of August 11, 2025, by and among Columbus McKinnon Corporation, as Master Servicer and Performance Guarantor, Columbus McKinnon FinCo, LLC, as Borrower, and Wells Fargo Bank, National Association, as Lender Administrative Agent (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2025).

10.21	Contribution Agreement, dated January 13, 2026, by and between Columbus McKinnon Corporation and Royal NY Company Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2026).

10.22	Contribution Agreement, dated January 13, 2026, by and between Columbus McKinnon Corporation and Royal NY Company Holdings, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2026).

10.23	Credit Agreement, dated as of February 3, 2026, by and among Columbus McKinnon Corporation, Columbus McKinnon EMEA GmbH, certain other subsidiaries of Columbus McKinnon Corporation, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2026).

10.24	Registration Rights Agreement, dated as of February 3, 2026, by and between Columbus McKinnon Corporation and CD&R XII Keystone Holdings, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2026).

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024).

19.2	Insider Trading Pre-Clearance and Blackout Policy (incorporated by reference to Exhibit 19.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024).

19.3	Policy Regarding Establishment of SEC Rule 10b5-1 Plans and Other Trading Arrangements (incorporated by reference to Exhibit 19.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024).

*21.1	Subsidiaries of the Registrant.

*23.1	Consent of Independent Registered Public Accounting Firm.

*31.1	Certification of the principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of the principal executive officer and the principal financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Clawback Policy (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024).

*101	The financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024, formatted in Inline XBRL

*101.INS	Inline XBRL Instance Document

*101.SCH	Inline XBRL Taxonomy Extension Schema Document

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document and included in Exhibit 101)

*     Filed herewith
** Furnished herewith
#     Indicates a Management contract or compensation plan or arrangement

Item 16.        Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	June 8, 2026
COLUMBUS McKINNON CORPORATION

		By:	/s/ David J. Wilson
David J. Wilson
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David J. Wilson	President, Chief Executive Officer and Director (Principal Executive Officer)	June 8, 2026

David J. Wilson

/s/ Gregory P. Rustowicz	Executive Vice President - Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 8, 2026

Gregory P. Rustowicz

/s/ Gerald G. Colella	Chair of the Board of Directors	June 8, 2026

Gerald G. Colella

/s/ Chad R. Abraham	Director	June 8, 2026

Chad R. Abraham

/s/ Aziz S. Aghili	Director	June 8, 2026

Aziz S. Aghili

/s/ Jeanne Beliveau-Dunn	Director	June 8, 2026

Jeanne Beliveau-Dunn

/s/ Kathryn V. Bohl	Director	June 8, 2026

Kathryn V. Bohl

/s/ Andrew Campelli	Director	June 8, 2026

Andrew Campelli

/s/ Michael Dastoor	Director	June 8, 2026

Michael Dastoor

/s/ Michael Lamach	Director	June 8, 2026

Michael Lamach

/s/ Nathan K. Sleeper	Director	June 8, 2026

Nathan K. Sleeper

/s/ Chris J. Stephens Jr.	Director	June 8, 2026

Chris J. Stephens Jr.

/s/ Rebecca Yeung	Director	June 8, 2026

Rebecca Yeung