Form 10-Q
period 2026-06-30
COLUMBUS MCKINNON CORP
filed 2026-07-30
CIK 1005229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

The number of shares of common stock outstanding as of July 27, 2026 was: 28,864,244 shares.

FORM 10-Q INDEX
COLUMBUS McKINNON CORPORATION
For the quarterly period ended June 30, 2026

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor created thereby under the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical or current fact, included in this Form 10-Q are forward-looking statements. Forward-looking statements reflect our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. These statements can be identified by the use of forward-looking words, such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “future,” “likely” and other words and terms of similar meaning (including their negative counterparts or other various or comparable terminology). For example, all statements we make relating to: our plans and objectives for future operations, growth results or initiatives, including relating to the benefits of the Kito Crosby Acquisition (as defined herein), strategies, plans for enhancing shareholder value, pending acquisitions, our expected amount of capital expenditures for fiscal 2027, the amount of future dividend payments in fiscal 2027 and beyond or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we currently expect, including:

•industrial economic and general macroeconomic conditions;
•increased competition with respect to our business, including with respect to our material handling and precision conveyance products;
•our ability to maintain positive perceptions of Columbus McKinnon and its brands;
•our ability to successfully integrate our acquisitions, including the Kito Crosby Acquisition;
•our ability to successfully transition operations of the divestiture of the legacy Columbus McKinnon U.S. power chain hoist and chain operations;
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
•our ability to manage our indebtedness, including compliance with debt covenant restrictions in our 2026 Credit Agreement and our Senior Secured Notes Indenture (each as defined herein);
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
•the volatility of our common stock; and
•the CD&R Investor’s (as defined below) interest in and influence over us may diverge from, or even conflict with, interests of the holders of our common stock, and the reduction in the relative voting power of holders of our common stock resulting from the issuance of Preferred Shares (as defined below).

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

Part I.    Financial Information
Item 1.    Financial Statements (Unaudited).
COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	March 31, 2026
	(unaudited)
ASSETS:	(In thousands)
Current assets:
Cash and cash equivalents	$98,410	$96,562
Trade accounts receivable, less allowance for credit losses ($9,256 and $7,200, respectively)	373,194	380,198
Inventories	558,312	609,030
Prepaid expenses and other	92,597	95,071
Total current assets	1,122,513	1,180,861
Property, plant, and equipment, net	391,510	408,508
Goodwill	1,420,552	1,408,640
Other intangibles, net	1,565,527	1,609,662
Marketable securities	10,276	10,223
Deferred taxes on income	2,631	2,064
Other assets	161,252	164,745
Total assets	$4,674,261	$4,784,703

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Trade accounts payable	$159,894	$168,907
Accrued liabilities	247,964	249,009
Current portion of long-term debt and finance lease obligations	154,047	166,418
Total current liabilities	561,905	584,334
Term loan, Senior Secured Notes, AR securitization facility and finance lease obligations	2,222,736	2,226,589
Other non-current liabilities	522,971	525,151
Total liabilities	3,307,612	3,336,074
Shareholders' equity:
Preferred stock:1,000,000 preferred shares authorized and 800,000 preferred shares outstanding for both periods	804,000	789,845
Voting common stock; 100,000,000 shares authorized; 28,833,743 and 28,747,733 shares issued and outstanding	288	287
Treasury stock	(11,000)	(11,000)
Additional paid-in capital	542,663	540,536
Retained earnings	33,219	135,807
Accumulated other comprehensive income (loss)	(2,127)	(6,748)
Equity attributable to shareholders of the Company	1,367,043	1,448,727
Noncontrolling interest	(394)	(98)
Total shareholders' equity	1,366,649	1,448,629
Total liabilities and shareholders' equity	$4,674,261	$4,784,703

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	June 30, 2026	June 30, 2025
	(In thousands, except per share data)
Net sales	$531,461	$235,920
Cost of products sold	385,192	158,698
Gross profit	146,269	77,222

Selling expenses	54,689	28,531
General and administrative expenses	65,362	30,743
Research and development expenses	8,541	4,821
Net loss (gain) on sales of businesses	566	—
Amortization of other intangibles	34,808	7,635
	163,966	71,730

Income (loss) from operations	(17,697)	5,492
Interest and debt expense	47,610	8,698
Investment (income) loss	(1,692)	(1,049)
Foreign currency exchange (gain) loss	4,023	(342)
Other (income) expense, net	(249)	(177)
Income (loss) before income tax expense (benefit)	(67,389)	(1,638)
Income tax expense (benefit)	21,044	260
Net income (loss)	$(88,433)	$(1,898)
Net income (loss) attributable to noncontrolling interest	$296	$—
Net income (loss) attributable to the Company	$(88,729)	$(1,898)

Weighted average basic shares outstanding	28,793	28,658
Weighted average diluted shares outstanding	28,793	28,658

Basic income (loss) per share:	$(2.05)	$(0.07)

Diluted income (loss) per share:	$(2.05)	$(0.07)

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended
	June 30, 2026	June 30, 2025
	(In thousands)
Net income (loss) attributable to the Company	$(88,729)	$(1,898)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,035)	29,786
Change in derivatives qualifying as hedges, net of taxes of $(1,872) and $303, respectively	5,799	(914)
Change in pension liability and postretirement obligations, net of taxes of $50 and $(308), respectively	(143)	725
Total other comprehensive income (loss)	4,621	29,597
Comprehensive income (loss)	$(84,108)	$27,699

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	(In thousands, except share data)
	Voting Common Stock ($0.01 par value)	Preferred Stock ($1.00 par value)	Treasury Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	CMCO Shareholders’ Equity		Noncontrolling Interests	Total Equity
Balance at March 31, 2026	$287	$789,845	$(11,000)	$540,536	$135,807	$(6,748)	$1,448,727		$(98)	$1,448,629
Net income (loss) attributable to the Company	—	—	—	—	(88,433)	—	(88,433)		(296)	(88,729)
Change in foreign currency translation adjustment	—	—	—	—		(1,035)	(1,035)		—	(1,035)
Change in derivatives qualifying as hedges, net of tax of $(1,872)	—	—	—	—	—	5,799	5,799		—	5,799
Change in pension liability and postretirement obligations, net of tax of $50	—	—	—	—	—	(143)	(143)		—	(143)
Stock-based compensation	—	—	—	2,696	—	—	2,696		—	2,696
Preferred Stock dividend	—	14,155	—		(14,155)	—	—	—	—	—
Restricted stock units released, 86,010 shares, net of shares withheld for minimum statutory tax obligation	1	—	—	(569)	—	—	(568)		—	(568)
Balance at June 30, 2026	$288	$804,000	$(11,000)	$542,663	$33,219	$(2,127)	$1,367,043		$(394)	$1,366,649

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	(In thousands, except share data)
	Voting Common Stock (0.01 par value)	Treasury Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at March 31, 2025	$286	$(11,000)	$531,750	$382,160	$(21,101)	$882,095
Net income (loss) attributable to the Company	—	—	—	(1,898)	—	(1,898)
Change in foreign currency translation adjustment	—	—	—		29,786	29,786
Change in derivatives qualifying as hedges, net of tax of $303	—	—	—	—	(914)	(914)
Change in pension liability and postretirement obligations, net of tax of $(308)	—	—	—	—	725	725
Stock-based compensation	—	—	1,842	—	—	1,842
Restricted stock units released, 71,839 shares, net of shares withheld for minimum statutory tax obligation	1	—	(754)	—	—	(753)
Balance at June 30, 2025	$287	$(11,000)	$532,838	$380,262	$8,496	$910,883

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	June 30, 2026	June 30, 2025
OPERATING ACTIVITIES:	(In thousands)
Net income (loss) attributable to the Company	$(88,729)	$(1,898)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	53,201	12,266
Deferred income taxes and related valuation allowance	2,026	(4,669)
Net loss (gain) on sale of investments and other	(989)	(835)
Stock-based compensation	2,696	1,842
Amortization of deferred financing costs	2,501	622
Loss (gain) on hedging instruments	288	465
Non-cash lease expense	4,056	2,412
Changes in operating assets and liabilities:
Trade accounts receivable	5,508	(8,726)
Inventories	47,666	(9,661)
Prepaid expenses and other	(2,583)	(3,015)
Other assets	4,653	758
Trade accounts payable	(7,954)	(8,203)
Accrued liabilities	6,174	2,902
Non current liabilities	(2,890)	(2,413)
Net cash provided by (used for) operating activities	25,624	(18,153)

INVESTING ACTIVITIES:
Proceeds from sales of marketable securities	973	1,284
Purchases of marketable securities	(657)	(1,299)
Capital expenditures	(5,668)	(3,202)
Net cash provided by (used for) investing activities	(5,352)	(3,217)

FINANCING ACTIVITIES:
Borrowing / (Repayment) of debt	(18,368)	2,225
Cash inflows from hedging activities	5,721	5,832
Cash outflows from hedging activities	(5,995)	(6,275)
Payment of dividends	(2,016)	(2,003)
Other	(567)	(756)
Net cash provided by (used for) financing activities	(21,225)	(977)
Effect of exchange rate changes on cash and cash equivalents	2,796	(2,614)
Net change in cash and cash equivalents	1,843	(24,961)
Cash, cash equivalents, and restricted cash at beginning of year	97,023	53,933
Cash, cash equivalents, and restricted cash at end of period	$98,866	$28,972

Supplementary cash flow data:
Interest paid	$29,532	$8,079
Income taxes paid, net of refunds	$13,908	$6,913
Property, plant and equipment purchases included in trade accounts payable	$—	$427
Restricted cash presented in Other assets	$456	$250
See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2026

1.    Description of Business

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of Columbus McKinnon Corporation ("Columbus McKinnon" or "the Company") at June 30, 2026, the results of its operations for the three months ended June 30, 2026 and June 30, 2025, and cash flows for the three months ended June 30, 2026 and June 30, 2025, have been included. Results for the period ended June 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2027. The balance sheet at March 31, 2026 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Columbus McKinnon Corporation Annual Report on Form 10-K for the fiscal year ended March 31, 2026 filed with the SEC on June 2, 2026 (the “2026 Form 10-K”).

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

The Company’s products are sold globally, principally to third party distributors and crane builders through diverse distribution channels, and to a lesser extent directly to end-users and integrators. During the three months ended June 30, 2026, sales to customers in the United States were approximately 55% of total net sales.
2.    Acquisitions & Divestitures

Kito Crosby Acquisition
On February 3, 2026, the Company completed its acquisition of and acquired 100% of the equity interest of Kito Crosby Limited ("Kito Crosby") from funds associated with the global investment firm Kohlberg Kravis Roberts & Co. (“KKR”) in an all-cash transaction valued at $2,811,907,000 (the “Kito Crosby Acquisition”). Kito Crosby is a global leader in lifting solutions with multiple manufacturing assembly plants and more than 4,000 employees serving over 50 countries. The Kito Crosby acquisition expands the Company’s scale in material handling solutions and strengthens its presence in attractive verticals and target geographies.

The results of Kito Crosby included in the Company’s consolidated financial statements are Net sales and Loss from operations of $304,764,000 and $7,924,000, respectively, for the three months ended June 30, 2026. Kito Crosby’s Loss from operations for the period includes acquisition-related inventory amortization of $55,198,000, which has been included in Cost of products sold.

The Company incurred acquisition integration and deal expenses in the amount of $17,796,000 for the three months ended June 30, 2026, in the Condensed Consolidated Statement of Operations, of which $1,070,000 has been recorded as part of Cost of products sold, $1,547,000 as part of Selling expenses, $15,120,000 as part of General and administrative expenses and $59,000 as a part of Research and development expenses.

The Company funded the Kito Crosby Acquisition through borrowings of $900,000,000 in senior secured bonds, $1,650,000,000 in financing from a Term Loan B, and $800,000,000 of Series A Cumulative Convertible Participating Preferred Shares of the Company, par value $1.00 per share (the “Preferred Shares”) to CD&R XII Keystone Holdings, L.P., a Cayman Islands exempted limited partnership (the “CD&R Investor”). Additionally the Company refinanced its prior revolving credit facility increasing the maximum principal amount available to be borrowed to $500,000,000. Refer to Note 9 for additional information regarding the Company's debt. Terms of the Preferred Shares include a 7% coupon, payable in cash or payment-in-kind at the Company’s option, and a conversion price of $37.68, resulting in the CD&R Investor's as-converted ownership of approximately 43% of the Company following completion of the transaction. The CD&R Investor has agreed to a customary lock-up on its Preferred Shares.

The Company has applied the acquisition method of accounting in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 805, "Business Combinations", and recognized assets acquired and liabilities assumed at their fair value as of the date of acquisition with the excess of consideration over the fair value of net assets acquired recorded as goodwill. The purchase price for the Kito Crosby Acquisition has been preliminarily allocated to the assets acquired and liabilities assumed as of the acquisition date. In determining the fair value of amounts related to the Kito Crosby acquisition, the Company utilized various forms of the income, cost and market approaches depending on the asset or liability being valued. The estimation of fair value required judgment related to projected revenue growth rates, EBITDA margins, discount rates, customer attrition rates, market comparisons and other factors. The Company is in the process of evaluating the preliminary purchase price allocation for the Kito Crosby Acquisition, including the valuation of identifiable intangible assets, goodwill, property, plant and equipment, tangible assets acquired, right-of-use lease assets and lease liabilities, asbestos and product liability obligations, and income taxes. The Company has estimated the preliminary fair values of assets acquired and liabilities assumed based on information currently available and will continue to adjust all of those estimates as additional information pertaining to events or circumstances present at the acquisition date becomes available during the measurement period. During the quarter ended June 30, 2026, the Company recognized adjustments to the purchase price allocation resulting in an increase to Goodwill for Kito Crosby by $2,654,000, related to the valuation of additional right of use lease assets and identification of other tangible assets during the three months ended June 30, 2026. The excess consideration of $934,528,000 has been preliminarily recorded as goodwill for the Kito Crosby reporting unit. The identifiable intangible assets acquired include customer relationships of $1,171,100,000, of which $1,100,200,000 relates to channel partner relationships, and trade names of $118,900,000. The weighted average life of the acquired identifiable intangible assets subject to amortization was estimated at 12.8 years at the time of acquisition. Goodwill generated as a result of the Kito Crosby Acquisition is not expected to be deductible for tax purposes.

The preliminary assignment of purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

Cash	$184,307
Working capital	352,251
Property, plant, and equipment, net	329,619
Intangible assets	1,290,000
Other assets	85,762
Other non current liabilities	(364,560)
Goodwill	934,528
Total	$2,811,907

Divestiture of U.S. Power Chain Hoist and Chain Manufacturing Operations

On March 4, 2026, the Company completed the divestiture (the “Divestiture Agreement”) with Star Hoist Intermediate, LLC (“Star Hoist”), whereby the Company agreed to sell its of the U.S. power chain hoist and chain manufacturing operations based out of facilities located in Damascus, Virginia and Lexington, Tennessee and certain other assets (the “Divestiture Business”) to Star Hoist Intermediate, LLC (“Star Hoist”) (the “Divestiture”).

The disposal group primarily included major classes of assets and liabilities, including property, plant and equipment, inventory, and related liabilities. The carrying amounts of these assets and liabilities were approximately $35,211,000 and $5,792,000, respectively, excluding an allocation of $51,252,000 of Rest of Products reporting unit goodwill to the Divestiture Business, and such assets and liabilities were derecognized upon closing and through subsequent adjustments.

The Company recorded additional divestiture related expenses in the three months ended June 30, 2026 of $566,000.

3.    Revenue & Receivables

Revenue Recognition:

Performance obligations

The Company has contracts with customers for standard products and custom engineered products and determines when and how to recognize revenue for each performance obligation based on the nature and type of contract.

Revenue from contracts with customers for standard products is recognized when control transfers to the customer, which generally occurs at shipment when legal title and significant risk and rewards of ownership have transferred to the customer. This is the point in time when control is deemed to transfer to the customer. The Company sells standard products to customers utilizing purchase orders. Payment terms for these types of contracts generally require payment within 30 to 60 days. Each standard product is deemed to be a single performance obligation and the amount of revenue recognized is based on the negotiated price. The transaction price for standard products is based on the price reflected in each purchase order. Sales incentives are offered to customers who purchase standard products and include offers such as volume-based discounts, rebates for priority customers, and discounts for early cash payments. These sales incentives are accounted for as variable consideration included in the transaction price. Accordingly, the Company reduces revenue for these incentives in the period which the sale occurs and is based on the most likely amount method for estimating the amount of consideration the Company expects to receive. These sales incentive estimates are updated each reporting period as additional information becomes available.

The Company also sells custom engineered products and services, which are contracts that are typically completed within one quarter but can extend beyond one year in duration. For custom engineered products, the transaction price is based upon the price stated in the contract. Variable consideration has not been identified as a significant component of transaction price for custom engineered products and services. The Company generally recognizes revenue for custom engineered products upon satisfaction of its performance obligation under the contract which typically coincides with project completion which is when the products and services are controlled by the customer. Control is typically achieved at the later of when legal title and significant risk and rewards have transferred to the customer or customer acceptance of the asset. These contracts often require either up front or installment payments. These types of contracts are generally accounted for as one performance obligation as the products and services are not separately identifiable. The promised services (such as inspection, commissioning, and installation) are essential in order for the delivered product to operate as intended on the customer’s site and the services are therefore highly interrelated with product functionality.

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

For additional information on the Company’s revenue recognition policy refer to the consolidated financial statements included in the 2026 Form 10-K.

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

The following table illustrates the balance and related activity for customer advances in the three months ended June 30, 2026 and June 30, 2025 (in thousands):

Customer advances (contract liabilities)	June 30, 2026	June 30, 2025
March 31, beginning balance	$25,048	$15,631
Additional customer advances received	24,788	24,137
Revenue recognized from customer advances included in beginning balance	(20,182)	(15,631)
Other revenue recognized from customer advances	—	(3,293)
Other (1)	(385)	903
June 30, ending balance	$29,269	$21,747
    (1) Other includes the impact of foreign currency translation

Revenue was recognized prior to the right to invoice the customer which resulted in a contract asset balance in the amount of $21,362,000 and $20,480,000 as of June 30, 2026 and March 31, 2026, respectively. Contract assets are included in Prepaid expenses and other on the Condensed Consolidated Balance Sheets.

Remaining Performance Obligations

As of June 30, 2026, the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) was approximately $30,158,000. We expect to recognize approximately 60% of this amount to sales over the next twelve months, and we expect to recognize substantially all of the remaining amount to sales in the next 24 months.

Disaggregated revenue

In accordance with ASC 606, "Revenue from Contracts with Customers", the Company is required to disaggregate revenue into categories that depict how economic factors affect the nature, amount, timing and uncertainty of revenue and cash flows.

The following table illustrates the disaggregation of revenue by product grouping for the three months ended June 30, 2026 and June 30, 2025 (in thousands):

	Three Months Ended
Net Sales by Product Grouping	June 30, 2026	June 30, 2025
Industrial Products	$344,662	$83,202
Crane Solutions	119,361	95,167
Precision Conveyor Products	41,942	35,863
Engineered Products	25,525	21,663
All other	(29)	25
Total	$531,461	$235,920

Industrial products include: manual chain hoists, electrical chain hoists, rigging/clamps, industrial winches, hooks, shackles, and other forged attachments. Crane solutions products include: wire rope hoists, drives and controls, crane kits and components, and workstations. Engineered products include: linear and mechanical actuators, lifting tables, rail projects, and actuation systems. Precision conveyor products include: low profile, flexible chain, large scale, sanitary and vertical elevation conveyor systems, pallet system conveyors, accumulation systems, asynchronous conveyors as well as other high-precision conveyance systems. The All other product grouping includes miscellaneous revenue and other adjustments.

Practical expedients

Incremental costs to obtain a contract incurred by the Company primarily relate to sales commissions for contracts with a duration of one year or less. Therefore, these costs are expensed as incurred and are recorded in Selling expenses on the Condensed Consolidated Statements of Operations.

Unsatisfied performance obligations for contracts with an expected length of one year or less are not disclosed. Further, revenue from contracts with customers does not include a significant financing component as payment is generally expected within one year from when the performance obligation is controlled by the customer.

Accounts Receivable:

In accordance with ASC 326, "Credit losses", the Company is required to remeasure expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable forecasts. In addition to these factors, the Company establishes an allowance for credit losses based upon the credit risk of specific customers, historical trends, and other factors. Accounts receivable are charged against the allowance for credit losses once all collection efforts have been exhausted. Due to the short-term nature of such accounts receivable, the estimated amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances.

The following table illustrates the balance and related activity for the allowance for credit losses as of June 30, 2026 and June 30, 2025 that is deducted from accounts receivable to present the net amount expected to be collected (in thousands):

Allowance for credit losses	June 30, 2026	June 30, 2025
March 31, beginning balance	$7,200	$4,880
Credit loss expense	2,473	194
Less uncollectible accounts written off, net of recoveries	(393)	(889)
Other (1)	(24)	241
June 30, ending balance	$9,256	$4,426

(1) Other includes the impact of foreign currency translation

4.    Fair Value Measurements

ASC 820 “Fair Value Measurements and Disclosures” establishes the standards for reporting financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value on a recurring basis (at least annually). Under these standards, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the "exit price") in an orderly transaction between market participants at the measurement date.

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

The Company uses quoted market prices when valuing its marketable securities and, consequently, the fair value is based on Level 1 inputs. These marketable securities consist of equity and fixed income securities. The Company's terminated pension assets consist of money market funds, domestic corporate bonds, securities issued by the U.S. government, and other similar fixed income investments with quoted market prices. Consequently, the fair value of the terminated pension assets is based on Level 1 inputs. Refer to Note 10 for additional information regarding the Company's terminated pension plan. The Company primarily uses readily observable market data in conjunction with internally developed discounted cash flow valuation models when valuing its derivative portfolio and, consequently, the fair value of the Company’s derivatives is based on Level 2 inputs. The carrying amount of the Company's pension-related annuity contract is recorded at net asset value of the contract and, consequently, its fair value is based on Level 2 inputs and is included in Other assets on the Condensed Consolidated Balance Sheets. The carrying value of the 2026 Term Loan B approximates fair value based on current market interest rates for debt instruments of similar credit standing and, consequently, their fair values are based on Level 2 inputs.

The following tables provide information regarding financial assets and liabilities measured or disclosed at fair value (in thousands):

	Fair value measurements at reporting date using
	June 30,	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	2026	(Level 1)	(Level 2)	(Level 3)
Assets/(Liabilities) measured at fair value:
Marketable securities	$10,276	$10,276	$—	$—
Annuity contract	$1,080	$—	$1,080	—
Terminated pension plan assets	$3,279	$3,279	$—	—

Derivative Assets (Liabilities):
Foreign exchange contracts	$9	$—	$9	—
Interest rate swap	$5,944	$—	$5,944	—
Cross currency swap	$(3,214)	$—	$(3,214)	—

Disclosed at fair value:
2026 Term Loan B	$(1,451,049)	$—	$(1,451,049)	$—
Senior Secured Notes	$(888,750)	$—	$(888,750)	$—
AR Securitization Facility	$(51,588)	$—	$(51,588)	$—

	Fair value measurements at reporting date using
	March 31,	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	2026	(Level 1)	(Level 2)	(Level 3)
Assets/(Liabilities) measured at fair value:
Marketable securities	$10,223	$10,223	$—	$—
Annuity contract	$1,092	$—	$1,092	$—
Terminated pension plan assets	$3,938	$3,938	$—	$—

Derivative assets (liabilities):
Foreign exchange contracts	$7	$—	$7	$—
Interest rate swap	$(2,028)	$—	$(2,028)	$—
Cross currency swap	$(3,932)	$—	$(3,932)	$—

Disclosed at fair value
2026 Term Loan B	$(1,455,169)	$—	$(1,455,169)	$—
Senior Secured Notes	$(897,750)	$—	$(897,750)	$—
AR Securitization Facility	$(53,400)	$—	$(53,400)	$—

The Company does not have any non-financial assets and liabilities that are recognized at fair value on a recurring basis. At June 30, 2026, the 2026 Term Loan B has been recorded at carrying value, which approximates fair value. The Company has $51,588,000 outstanding under a credit agreement secured by the Company's U.S. accounts receivable balances (the "AR Securitization Facility") at June 30, 2026. The AR Securitization Facility has been recorded at carrying value which approximates fair value. Refer to Note 9 for additional information regarding the Company's debt.
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

There were no new assets or liabilities measured on a non-recurring basis for the period ending June 30, 2026. Refer to the 2026 Form 10-K for a full description of the assets and liabilities measured on a non-recurring basis that are included in the Company's March 31, 2026 balance sheet.

5.    Inventories

Inventories consisted of the following (in thousands):

	June 30, 2026	March 31, 2026
At cost - FIFO basis:
Raw materials	$274,429	$283,228
Work-in-process	96,124	94,015
Finished goods	209,302	255,592
Total at cost FIFO basis	579,855	632,835
LIFO cost less than FIFO cost	(21,543)	(23,805)
Net inventories	$558,312	$609,030

A valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Because these are subject to many factors beyond management's control, estimated interim results are subject to change in the year-end LIFO inventory valuation.

Included in the reduction in inventory during the quarter ended June 30, 2026 is $55,198,000 of acquisition-related inventory step up amortization.

6.    Marketable Securities and Other Investments

In accordance with ASC 825-10, “Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities,” all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) are measured at fair value through earnings. The Company's marketable securities are recorded at their fair value, with unrealized changes in market value realized within Investment (income) loss on the Condensed Consolidated Statements of Operations. The impact on earnings for unrealized gains and losses was a gain of $369,000 and a gain of $198,000 in the three months ended June 30, 2026 and June 30, 2025, respectively.

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

Net realized gains related to sales of marketable securities were not material in the three months ended June 30, 2026 and June 30, 2025, respectively.

The Company owns a 49% ownership interest in Eastern Morris Cranes Company Limited ("EMC"), a limited liability company organized and existing under the laws and regulations of the Kingdom of Saudi Arabia. The Company's ownership represents an equity investment in a strategic customer of Stahl Crane Systems GmbH ("STAHL") serving the Kingdom of Saudi Arabia. The investment's carrying value is presented in Other assets in the Condensed Consolidated Balance Sheets in the amount of $5,813,000 and $5,265,000 at June 30, 2026 and March 31, 2026, respectively, and has been accounted for as an equity method investment. The investment value increased for the Company's ownership percentage of income earned by EMC in the amount of $614,000 and $653,000 in the three months ended June 30, 2026 and June 30, 2025, respectively, which is recorded in Investment (income) loss on the Condensed Consolidated Statements of Operations. The June 30, 2026 and March 31, 2026 trade accounts receivable balances due from EMC were $12,480,000 and $10,690,000, respectively, and are comprised of amounts due from the sale of goods and services in the ordinary course of business. Sales to EMC for the three months ended June 30, 2026 and June 30, 2025 were $7,973,000 and $1,617,000, respectively.
7.    Goodwill and Intangible Assets

Goodwill and indefinite lived trademarks are not amortized but are tested for impairment at least annually. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The fair value of a reporting unit is determined using a discounted cash flow methodology. The Company’s reporting units are determined based upon whether discrete financial information is available and reviewed regularly, whether those units constitute a business, and the extent of economic similarities between those reporting units for purposes of aggregation.  The Company’s reporting units identified under ASC 350-20-35-33 are at the component level, or one level below the operating segment level as defined under ASC 280-10-50-10 “Segment Reporting - Disclosure.” The Company has four reporting units as of June 30, 2026 and March 31, 2026. The Linear Motion Products reporting unit (which designs, manufactures and sources mechanical and electromechanical actuators and rotary unions) had goodwill of $9,699,000 at June 30, 2026 and March 31, 2026. The Rest of Products reporting unit (representing the hoist, chain, forgings, digital power, motion control, manufacturing, and distribution businesses) had goodwill of $263,398,000 and $265,708,000 at June 30, 2026 and March 31, 2026, respectively. The Precision Conveyance reporting unit (which represents high-precision conveying systems) had goodwill of $201,357,000 and $201,359,000 at June 30, 2026 and March 31, 2026, respectively. The Kito Crosby reporting unit had goodwill of $946,098,000 and $931,874,000 at June 30, 2026 and March 31, 2026, respectively.

Refer to the 2026 Form 10-K for information regarding our annual goodwill and indefinite lived trademark impairment evaluation. Future impairment indicators, such as declines in forecasted cash flows, may cause impairment charges. Impairment charges could be based on such factors as the Company’s stock price, forecasted cash flows, assumptions used, control premiums or other variables. There were no such indicators during the three months ended June 30, 2026.

A summary of changes in goodwill during the three months ended June 30, 2026 is as follows (in thousands):

Balance at April 1, 2026	$1,408,640
Kito Crosby Acquisition (refer to Note 2)	2,654
Foreign currency translation	9,258
Balance at June 30, 2026	$1,420,552
Goodwill is recognized net of accumulated impairment losses of $313,174,000 as of June 30, 2026 and March 31, 2026, respectively. Refer to the Company's 2026 Form 10-K for additional information regarding an impairment loss recorded in the fourth quarter of Fiscal 2026.

Identifiable intangible assets acquired in a business combination are amortized over their estimated useful lives.

Identifiable intangible assets are summarized as follows (in thousands):

	June 30, 2026			March 31, 2026
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademark	$139,913	$(15,345)	$124,568	$142,191	$(12,444)	$129,747
Indefinite lived trademark	47,306	—	47,306	47,554	—	47,554
Customer relationships	1,535,503	(204,242)	1,331,261	1,538,349	(170,641)	1,367,708
Acquired technology	113,543	(51,841)	61,702	113,797	(50,132)	63,665
Other	3,362	(2,672)	690	3,646	(2,658)	988
Total	$1,839,627	$(274,100)	$1,565,527	$1,845,537	$(235,875)	$1,609,662

The Company’s intangible assets that are considered to have finite lives are amortized. The weighted-average amortization periods are 13 years for trademarks, 14 years for customer relationships, 16 years for acquired technology, 9 years for other, and 14 years in total.

Total amortization expense was $34,808,000 and $7,635,000 for the three months ended June 30, 2026 and 2025, respectively. The year over year increase in amortization expense relates to intangible assets acquired with Kito Crosby. Based on the current amount of identifiable intangible assets and current exchange rates, the estimated annual amortization expense for each of the succeeding five years is expected to be approximately $140,000,000.

8.    Derivative Instruments

Our primary market risk exposures include interest rate risk, foreign exchange risk and commodity pricing risk. We have enterprise-wide risk management policies and limits, approved by our Board of Directors, which govern our market risk management activities. Our objective is to manage our exposure to market risk in accordance with these policies and limits based on prevailing market conditions and long-term expectations.

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

The Company's agreements with its counterparties contain provisions pursuant to which the Company could be declared in default of its derivative obligations. As of June 30, 2026, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of June 30, 2026, it could have been required to settle its obligations under these agreements at amounts which approximate the June 30, 2026 fair values reflected in the table below. During the three months ended June 30, 2026, the Company was not in default of any of its derivative obligations.

As of June 30, 2026, the Company had no derivatives designated as net investments or fair value hedges in accordance with ASC 815, "Derivatives and Hedging."

The Company has a cross currency swap agreement that is designated as a cash flow hedge to hedge changes in the value of an intercompany loan to a foreign subsidiary due to changes in foreign exchange rates. This intercompany loan is related to the acquisition of STAHL. As of June 30, 2026, the notional amount of this derivative is $44,703,000, and this contract matures on March 31, 2028. From its June 30, 2026 balance of AOCL, the Company expects to reclassify approximately $1,025,000 out of AOCL, and into foreign currency exchange loss (gain), during the next 12 months based on the contractual payments due under this intercompany loan.

The Company has foreign currency forward agreements that are designated as cash flow hedges to hedge a portion of forecasted inventory purchases denominated in foreign currencies. As of June 30, 2026, the notional amount of those derivatives was $6,462,000, and all contracts mature by June 30, 2027. From its June 30, 2026 balance of AOCL, the Company expects to reclassify approximately $14,000 out of AOCL during the next 12 months based on the expected payments for the goods purchased.

The Company's interest rate swap agreements are designated as cash flow hedges to hedge changes in interest expense due to changes in the interest rate of the Company's variable interest rate debt. The Company has eleven outstanding interest rate swap agreements in which the Company receives interest at a variable rate and pays interest at a fixed rate. The interest rate swaps have varying maturity dates between March 31, 2027 and March 31, 2031, with an aggregate notional amount of $965,000,000 as of June 30, 2026.

The effective portion of the changes in fair values of the interest rate swaps is reported in AOCL and will be reclassified to interest expense over the life of the swap agreements. From its June 30, 2026 balance of AOCL, the Company expects to reclassify approximately $1,799,000 of AOCL into interest and debt expense during the next 12 months.

The following is the effect of derivative instruments, net of tax on the Condensed Consolidated Statements of Operations for the three months ended June 30, 2026 and 2025 (in thousands):

Derivatives Designated as Cash Flow Hedges	Type of Instrument	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Reclassified from AOCL into Income
June 30, 2026	Foreign exchange contracts	$10	Cost of products sold	$11
June 30, 2026	Interest rate swaps	$5,926	Interest and debt expense	$(90)
June 30, 2026	Cross currency swaps	$545	Foreign currency exchange (gain) loss	$761

June 30, 2025	Foreign exchange contracts	$133	Cost of products sold	$(5)
June 30, 2025	Interest rate swap	$(1,004)	Interest and debt expense	$413
June 30, 2025	Cross currency swaps	$(4,077)	Foreign currency exchange (gain) loss	$(4,443)

The following is information relative to the Company’s derivative instruments in the Condensed Consolidated Balance Sheets (in thousands):

		Fair Value of Asset (Liability)
Derivatives Designated as Hedging Instruments	Balance Sheet Location	June 30, 2026	March 31, 2026
Foreign exchange contracts	Prepaid expenses and other	$72	$48
Foreign exchange contracts	Accrued liabilities	(63)	(41)
Interest rate swap	Prepaid expenses and other	2,485	596
Interest rate swap	Other assets	3,559	529
Interest rate swap	Accrued liabilities	(100)	(912)
Interest rate swap	Other non-current liabilities	—	(2,241)
Cross currency swap	Accrued liabilities	(1,382)	(1,571)
Cross currency swap	Other non-current liabilities	(1,832)	(2,361)
9.    Debt
Consolidated debt of the Company consisted of the following:

	June 30, 2026	March 31, 2026
2026 Term Loan B	$1,452,865	$1,456,990
Senior Secured Notes	900,000	900,000
AR Securitization Facility	51,588	53,400
2026 Revolving Credit Facility	12,844	25,000
Other debt	5,539	5,606
Finance lease	11,336	11,549
Unamortized deferred financing costs, net	(57,389)	(59,538)
Total debt	2,376,783	2,393,007
Less: current portion	154,047	165,606
Total debt, less current portion	$2,222,736	$2,227,401

The Company’s debt consists of borrowing with an original contractual maturity greater than one year, including its 2026 Term Loan B, Senior Secured Notes, Accounts Receivable Securitization, and 2026 Revolving Credit Facility.

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

The Company plans to pay down approximately $147,844,000 in borrowings in the next 12 month period. This amount has been recorded within the current portion of long-term debt on the Company's Condensed Consolidated Balance Sheet with the remaining balance recorded as long-term debt.

As of June 30, 2026, the Company was in compliance with its covenants under the 2026 Revolving Credit Facility, Senior Secured Notes and AR Securitization facilities

Senior Secured Notes

On January 30, 2026 the Company completed an offering of $900,000,000 in aggregate principal amount of 7.125% senior secured notes maturing February 1, 2033 in a private placement. The Senior Secured Notes bear interest at a rate of 7.125% per year payable semi-annually in cash in arrears on February 1 and August 1 of each year. The first such interest payment will be made on August 1, 2026.

Gross deferred debt issuance costs related to the Senior Secured Notes were $13,973,000 as of June 30, 2026 and March 31, 2026. The accumulated amortization balances were $832,000 and $333,000 as of June 30, 2026 and March 31, 2026, respectively.

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

On March 4, 2026 the Company repaid $191,080,000 of the 2026 Term Loan B using the proceeds of the divestiture of the Company’s U.S. Power Chain Hoist and Chain Operations (See Note 2). The Company also received credit for a pro rata proportion of the Original Issuer Discount paid to the 2026 Term Loan B lenders in an amount of $1,900,000 resulting in an aggregate $193,010,000 reduction in the balance of the 2026 Term Loan B after completion of the Divestiture per the terms of the 2026 Credit Agreement.

As outlined in the 2026 Credit Agreement, prepayments can be made without penalty after August 3, 2026. Borrowings under the 2026 Credit Agreement, at the Company’s election, bear interest at either Secured Overnight Financing Rate ("SOFR") subject to a 50 basis point floor or base rate plus an applicable margin of 350 basis points per annum.

At June 30, 2026, the outstanding principal balance of the 2026 Term Loan B was $1,452,865,000 or $1,408,814,000 net of $44,051,000 of unamortized discount and debt issuance costs. Debt issuance costs are amortized over the contractual term to interest expense. The accumulated amortization balance was $2,788,000 as of June 30, 2026.

The Company made $4,125,000 in principal payments on the 2026 Term Loan B during the three months ended June 30, 2026. The Company is obligated to make $16,500,000 of principal payments on the 2026 Term Loan B facility over the next 12 months plus applicable Excess Cash Flow ("ECF") payments. The expected debt repayment on the Company's 2026 Term Loan B in the next 12 month period is included in the approximately $147,844,000 in debt repayment previously referenced herein.

The gross balance of deferred financing costs on the 2026 Term Loan B facility was $46,839,000 as of June 30, 2026 and March 31, 2026. The accumulated amortization balance was $2,788,000 and $1,161,000 as of June 30, 2026 and March 31, 2026, respectively.

2026 Revolving Credit Facility

On February 3, 2026, the Company entered into a new $500,000,000 2026 Revolving Credit Facility with a group of financial institutions or Revolving Credit Facility, maturing February 3, 2031 governed by the 2026 Credit Agreement. The Revolving Credit Facility replaced the Company’s previous revolving credit facility, the 2024 Revolving Credit Facility.

Borrowings for the 2026 Revolving Credit Facility bear interest at floating rates based upon indices determined by the currency of the borrowing or at an alternative base rate, in each case, plus an applicable margin. For U.S. Dollar borrowings, these borrowings bear interest at either the bank’s base rate or SOFR plus an applicable margin as defined in the 2026 Credit Agreement. The applicable margin is adjusted based on the Company’s Consolidated Total Leverage Ratio as set forth in the 2026 Credit Agreement.

As of June 30, 2026, there was $12,844,000 of borrowings outstanding under the 2026 Revolving Credit Facility on a US Dollar equivalent basis, including $6,000,000 borrowings outstanding in US Dollars and €6,000,000 borrowings outstanding in Euros. Availability under the 2026 Revolving Credit Facility was $468,738,000 net of $18,418,000 outstanding standby letters of credit issued against the 2026 Revolving Credit Facility and the borrowings outstanding.

Gross deferred debt issuance costs related to the 2026 Revolving Credit Facility were $7,038,000 as of June 30, 2026 and March 31, 2026, which is included in Other assets on the Condensed Consolidated Balance Sheets. The accumulated amortization balances were $586,000 and $235,000 as of June 30, 2026 and March 31, 2026, respectively.

AR Securitization Facility

Since June 20, 2023, the Company used an AR Securitization Facility secured by the Company’s U.S. accounts receivable balances (the “AR Securitization Facility”) for general business purposes, including seasonal net working capital needs. On August 11, 2025, the AR Securitization Facility was amended to increase the maximum principal amount to $60,000,000 from the original borrowing base of $55,000,000, subject to a borrowing base calculation pursuant to the definitions and methodology outlined in the related credit agreement, eliminated the 10 basis point credit spread adjustment to the cost of borrowing, and extending its term through August 11, 2028. The AR Securitization Facility borrowings bear interest at a floating rate equal to a one-month SOFR rate plus a 110 basis points applicable margin.

The Company had $51,588,000 and $53,400,000 outstanding under its AR Securitization Facility as of June 30, 2026 and March 31, 2026, respectively. The total U.S. accounts receivable balances which secure the AR Securitization Facility total $85,645,000 as of June 30, 2026.

The gross balance of deferred financing costs associated with the AR Securitization Facility was $273,000 with an accumulated amortization balance of $76,000 and $53,000 as of June 30, 2026 and March 31, 2026, respectively.

The Company has both the ability and intent to have the AR Securitization Facility remain outstanding for the next 12 months. As such, the Company has classified the full $51,588,000 outstanding borrowings under the AR Securitization Facility as long-term debt at June 30, 2026.

As of June 30, 2026, there have been no amortization events triggered in the AR Securitization Facility.

Other Debt

Other debt of $5,539,000 includes a secured loan assumed in the Kito Crosby Acquisition that had previously been used to purchase a building in the United States. The loan matures on December 31, 2026 and has an interest rate of 2.7%. The full amount is included in the current portion of long-term debt.

Finance Lease

The Company has one finance lease for a manufacturing facility in Hartland, WI under a 23-year lease agreement, which terminates in 2035. The outstanding balance on the finance lease obligations was $11,336,000 as of June 30, 2026 of which $831,000 has been recorded within the Current portion of long-term debt and finance lease obligations and the remaining balance recorded within the Term loan, Senior Secured Notes, AR securitization facility and finance lease obligations on the Condensed Consolidated Balance Sheet. Refer to Note 15 for further details.

Non-U.S. Lines of Credit and Loans

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of June 30, 2026, unsecured credit lines totaled approximately $5,761,000, of which nothing was drawn. In addition, unsecured lines of $22,826,000 were available for bank guarantees issued in the normal course of business of which $18,888,000 was utilized as of June 30, 2026.

Refer to the Company’s consolidated financial statements included in the 2026 Form 10-K for further information on its debt arrangements.

10.    Net Periodic Benefit Cost

The following table sets forth the components of net periodic pension cost for the Company’s defined benefit pension plans (in thousands):

	Three Months Ended
	June 30, 2026	June 30, 2025
Service costs	$508	$110
Interest cost	2,290	1,839
Expected return on plan assets	(1,477)	(1,213)
Net amortization	(378)	(243)
Net periodic pension (benefit) cost	$943	$493

Components of the net benefit costs other than the service cost component are recorded in Other (income) expense, net on the Condensed Consolidated Statements of Operations. Service costs are recorded as part of Income (loss) from operations. The three months ended June 30, 2026 includes the net periodic benefit cost of Kito Crosby, which was acquired in the fourth quarter of fiscal 2026.

During fiscal year 2025, the Company terminated one of its U.S. pension plans. The remaining surplus of the terminated plan at June 30, 2026 of $3,279,000 is being used to fund certain obligations associated with the Company's U.S. defined contribution plans. Of the remaining balance, $2,210,000 is expected to be utilized in the next twelve months, and is therefore recorded in Prepaid expenses and other on the Condensed Consolidated Balance Sheet. The remaining balance is included in Other assets.

The Company currently plans to contribute approximately $7,326,000 to its pension plans in fiscal 2027.
11.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended
	June 30, 2026	June 30, 2025
Numerator for basic and diluted earnings per share:
Net income (loss) attributable to the Company	$(88,729)	$(1,898)
Net income (loss) attributable to preferred shareholders	$(29,794)	$—
Net income (loss) attributable to common shareholders	$(58,935)	$(1,898)

Denominators:
Weighted-average common stock outstanding – denominator for basic EPS	28,793	28,658
Effect of dilutive employee stock options and other share-based awards	—	—
Adjusted weighted-average common stock outstanding and assumed conversions – denominator for diluted EPS	28,793	28,658

Stock options, restricted stock units, performance shares with respect to 2,707,000 common shares and Preferred Shares convertible to 21,842,000 shares of common stock for the three months ended June 30, 2026 were not included in the computation of diluted income per share because they were antidilutive as a result of the Company's net loss. Refer to Note 2 for additional information regarding the transactions resulting in the net loss.

Stock options, restricted stock units, and performance shares with respect to 2,438,000 common shares for the three months ended June 30, 2025 were not included in the computation of diluted income per share because they were antidilutive as a result of the Company's net loss.

The Company grants share based compensation to eligible participants under the Columbus McKinnon Corporation Second Amended and Restated 2016 Long Term Incentive Plan ("2016 LTIP"). The total number of shares of common stock with respect to which awards may be granted under the 2016 LTIP have previously been increased by 5,300,000 as a result of two amendments to the LTIP.

During the first three months of fiscal 2027, there were no shares of stock issued upon the exercise of stock options that were issued under the Company’s 2016 LTIP. During the fiscal year ended March 31, 2026, 135,000 shares of restricted stock units vested and were issued.

In Fiscal 2026, the Company completed the sale of 800,000 Series A Cumulative Convertible Participating Preferred Shares, par value $1.00 per share (the “Preferred Shares”), of the Company to CD&R XII Keystone Holdings, L.P. (the “CD&R Investor”) at a purchase price of $1,000 per share for an aggregate purchase price of $800,000,000 (the “Preferred Equity Financing”). Terms of the Preferred Shares include a 7% coupon, payable in cash or payment-in-kind at Columbus McKinnon’s option, and an initial conversion price for conversion of Preferred Shares into the Company's voting common shares of $37.68, resulting in the CD&R Investor's as-converted ownership of approximately 43% of the Company's outstanding equity following completion of the Kito Crosby Acquisition. The CD&R Investor has agreed to a customary lock-up on its Preferred Shares. The Company determined the Preferred Shares meet the qualification to be accounted for as an equity instrument. As such, the proceeds from the Preferred Shares were recorded in equity net of fees incurred to issue the shares. At June 30, 2026, a stock dividend-in-kind was recorded increasing the Preferred Shares by $14,155,000.

On July 20, 2026, the Company's Board of Directors declared a dividend of $0.07 per common share. The dividend will be paid on August 17, 2026 to shareholders of record on August 7, 2026. The dividend payment is expected to be approximately $2,020,000.

Refer to the Company’s consolidated financial statements included in the 2026 Form 10-K for further information on its earnings per share and stock plans.

12.    Contingencies

From time to time, the Company is named a defendant in legal actions arising out of the normal course of business. The Company is not a party to any pending legal proceeding other than ordinary, routine litigation incidental to its business. The Company does not believe that any of its pending litigation will have a material impact on its business.

Accrued general and product liability costs are actuarially estimated reserves based on amounts determined from loss reports, individual cases filed with the Company, and an amount for losses incurred but not reported. The aggregate amounts of reserves were $33,550,000 (gross of estimated insurance recoveries of $20,109,000) as of June 30, 2026, of which $29,150,000 is included in Other non-current liabilities and $4,400,000 in Accrued liabilities on the Condensed Consolidated Balance Sheet. The liability for accrued general and product liability costs are funded by investments in marketable securities (refer to Note 6).

The following table provides a reconciliation of the beginning and ending balances for accrued general and product liability (in thousands):

	June 30, 2026	March 31, 2026
Accrued general and product liability, beginning of period	$33,196	$19,446
Accrued general and product liability acquired with Kito Crosby	—	14,506
Insurance recoveries received	179	(1,037)
Add provision for claims	914	4,364
Deduct payments for claims	(739)	(4,083)
Accrued general and product liability, end of period	$33,550	$33,196

Estimated future insurance recoveries	(20,109)	(19,959)
Net accrued general and product liability, end of period	$13,441	$13,237

The per occurrence limits on the self-insurance for general and product liability coverage to Columbus McKinnon through CMIC, its wholly-owned captive insurance company were $2,000,000 from inception through fiscal 2003 and $3,000,000 for fiscal 2004 and thereafter. In addition to the per occurrence limits, the Company’s coverage is also subject to an annual aggregate limit, applicable to losses only. These limits range from $2,000,000 to $6,000,000 for each policy year from inception through fiscal 2027. The Company also purchases excess general and product liability insurance up to an aggregate $75,000,000 limit. In fiscal 2026, the aggregate limit was increased to $100,000,000.

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

Based on actuarial information from fiscal 2026, the Company has estimated its net asbestos-related aggregate liability including related legal costs to range between $3,600,000 and $6,500,000, net of insurance recoveries, using actuarial parameters of continued claims for a period of 38 years from June 30, 2026. The Company has estimated its asbestos-related aggregate liability that is probable and estimable, net of insurance recoveries, in accordance with U.S. generally accepted accounting principles approximates $5,191,000. The Company has reflected the liability gross of insurance recoveries of $6,137,000 as a liability in the Condensed Consolidated Balance Sheet as of June 30, 2026. The recorded liability does not consider the impact of any potential favorable federal legislation. This liability will fluctuate based on the uncertainty in the number of future claims that will be filed and the cost to resolve those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, defensive strategies, and the cost to resolve claims outside the broad-based settlement program. Of this amount, management expects to incur asbestos liability payments of approximately $1,800,000 over the next 12 months. Because payment of the liability is likely to extend over many years, management believes that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

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

Further, the insurance carriers are expected to cover 100% of indemnity costs related to all covered cases. Estimates of the future cost sharing have been included in the loss reserve calculation as of June 30, 2026 and March 31, 2026. The Company has recorded a receivable for the estimated future cost sharing in Other assets in the Condensed Consolidated Balance Sheet at June 30, 2026 in the amount of $6,137,000, which offsets its asbestos reserves.

One of the Company's subsidiaries, Magnetek, Inc. ("Magnetek") has been named, along with multiple other defendants, in asbestos-related lawsuits associated with business operations previously acquired but which are no longer owned. During Magnetek's ownership, none of the businesses produced or sold asbestos-containing products. For such claims, Magnetek is uninsured and either contractually indemnified against liability, or contractually obligated to defend and indemnify the purchaser of these former business operations.  The Company aggressively seeks dismissal from these proceedings. The asbestos-related liability including legal costs is estimated to be approximately $1,447,000 which has been reflected as a liability in the Condensed Consolidated Balance Sheet at June 30, 2026.

Product Liability

The Company is also involved in other unresolved legal actions that arise in the normal course of business. The most prevalent of these unresolved actions involve disputes related to product design, manufacture and performance liability. The Company's estimation of its product-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $6,455,000, which has been reflected as a liability in the Condensed Consolidated Balance Sheet as of June 30, 2026. In some cases, the Company cannot reasonably estimate a range of loss because there is insufficient information regarding the matter.

In April of 2024, a trial involving a product liability claim against the Company resulted in a jury verdict demanding the Company to pay approximately $3,000,000 in damages. The Company appealed the jury verdict and won the appeal in April 2026 remanding to the circuit court with direction to dismiss the complaint against the Company. As such, the Company has no liability recorded in the Condensed Consolidated Balance Sheet at June 30, 2026.

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

Kito Crosby

Asbestos

Kito Crosby, along with a number of unrelated third parties, are named as defendants in personal injury claims and lawsuits based on alleged exposure to asbestos-containing materials. The Company monitors claims filing and development experience and periodically updates the estimated cost of defending against and resolving these claims. At June 30, 2026, the Company estimated this asbestos liability to be $14,319,000. The Company believes this represents a reasonable estimate of the remaining remediation costs.

Certain subsidiaries of the Company that are subject to asbestos-related personal injury claims have maintained product liability insurance policies. Certain of these policies provide a source of probable recovery of a portion of losses incurred and paid, as well as a portion of estimated probable future losses accrued as of June 30, 2026. An additional source of probable recovery of uninsured losses is an unrelated third party, which manufactured component products for the Company's subsidiaries that are alleged to give rise to asbestos-related injuries. The estimated probable amount of losses to be recovered from insurance and/or unrelated third parties is $13,972,000 as of June 30, 2026.

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

Kito Crosby recognized a liability associated with a formerly owned industrial manufacturing operations site where investigation and environmental assessment identified releases of certain contaminants in the soil and groundwater on, in and around the site. The carrying amounts of the liability was $640,000 at June 30, 2026. These amounts primarily represent the estimated costs of site monitoring and management activities as remediation activities. The environmental exposure at this site is insured by third-party insurance companies that are managing ongoing feasibility evaluation and remediation activities and are paying directly the associated costs on behalf of the Company. The carrying amount of the insurance recovery probable of being realized for this site was $400,000 as of June 30, 2026.

Kito Crosby has recognized a $306,000 environmental liability as of June 30, 2026, related to a single former landfill site where the Company’s subsidiary and four other unrelated third parties, have accepted liability for remediating environmental contamination.

Additionally, Kito Crosby has entered into a consent decree with a state agency concerning a formerly owned site. The consent decree resulted in administrative fees of $1,900,000 paid in the first quarter of calendar year 2025 with additional remediation responsibilities to be paid over the next five years in the amount of $2,790,000. The carrying amount of this liability is $1,345,000 as of June 30, 2026.

For all of the currently known environmental matters, the Company has amounts accrued as of June 30, 2026 which, in our opinion, is sufficient to deal with such matters. The Company is not aware of any environmental condition or any operation at any of its facilities, either individually or in the aggregate, which would cause expenditures to have a material adverse effect on its results of operations, financial condition or cash flows and, accordingly, has not budgeted any material capital expenditures for environmental compliance for fiscal 2027.

13.    Income Taxes

The Company recorded income tax expense of $21,044,000 for the three months ended June 30, 2026, and $260,000 for the three months ended June 30, 2025. Income tax as a percentage of pre-tax income (loss) was (31)% in the three months ended June 30, 2026 and (16)% in the three months ended June 30, 2025. Typically these percentages vary from the U.S. statutory rate of 21%.

During the three months ended June 30, 2026, income tax expense was unfavorably impacted by an increase in the deferred tax asset valuation allowance related to interest expense carryforwards which the Company does not expect to be able to recognize. The realization of these tax benefits depends on the Company's ability to generate sufficient taxable income of the appropriate character and jurisdiction in future periods. Because the Company is in a three-year cumulative loss position, it has concluded that it is appropriate to record a valuation allowance for these tax benefits until additional positive evidence of future period earnings, in the relevant jurisdictions, is available. The Company estimates these deferred tax asset valuation allowances will unfavorably impact the tax rate by approximately 40% to 50% for the fiscal year ended March 31, 2027. The effective tax rate for the three months ended June 30, 2026, also reflects an unfavorable impact related to accrual for income and withholding taxes on the current year earnings of certain foreign subsidiaries that are not considered permanently reinvested. This does not reflect a change in management's assertion regarding the permanent reinvestment of foreign earnings. With respect to the accrual for taxes on repatriation of earnings, the Company anticipates an unfavorable tax rate impact of 5% to 10% for the fiscal year ended in 2027.

Refer to the Company’s consolidated financial statements included in the 2026 Form 10-K for further information on income taxes.

14.    Changes in Accumulated Other Comprehensive Income (Loss)

Changes in AOCL by component for the three months ended June 30, 2026 and 2025 are as follows (in thousands):

	Three months ended June 30, 2026
	Retirement Obligations	Foreign Currency	Change in Derivatives Qualifying as Hedges	Total
Beginning balance net of tax	$16,471	$(21,599)	$(1,620)	$(6,748)
Other comprehensive income (loss) before reclassification	170	(1,035)	6,480	5,615
Amounts reclassified from other comprehensive loss	(313)	—	(681)	(994)
Net current period other comprehensive income (loss)	(143)	(1,035)	5,799	4,621
Ending balance net of tax	$16,328	$(22,634)	$4,179	$(2,127)

	Three months ended June 30, 2025
	Retirement Obligations	Foreign Currency	Change in Derivatives Qualifying as Hedges	Total
Beginning balance net of tax	$14,760	$(33,942)	$(1,919)	$(21,101)
Other comprehensive income (loss) before reclassification	927	29,786	(4,949)	25,764
Amounts reclassified from other comprehensive loss	(202)	—	4,035	3,833
Net current period other comprehensive income (loss)	725	29,786	(914)	29,597
Ending balance net of tax	$15,485	$(4,156)	$(2,833)	$8,496

Details of amounts reclassified out of AOCL for the three months ended June 30, 2026 are as follows (in thousands):

Details of AOCL Components	Amount reclassified from AOCL	Affected line item on Condensed Consolidated Statement of Operations
Net amortization of prior service cost and pension settlement expense
$(423)
	(423)	Total before tax
	110	Tax (benefit) expense
	$(313)	Net of tax

Change in derivatives qualifying as hedges
	$(15)	Cost of products sold
	119	Interest expense
	(1,006)	Foreign currency
	(902)	Total before tax
	221	Tax (benefit) expense
	$(681)	Net of tax

Details of amounts reclassified out of AOCL for the three months ended June 30, 2025 are as follows (in thousands):

Details of AOCL Components	Amount reclassified from AOCL	Affected line item on Condensed Consolidated Statement of Operations
Net amortization of prior service cost and pension settlement expense
$(288)
	(288)	Total before tax
	86	Tax (benefit) expense
	$(202)	Net of tax

Change in derivatives qualifying as hedges
	$7	Cost of products sold
	(550)	Interest expense
	5,917	Foreign currency
	5,374	Total before tax
	(1,339)	Tax (benefit) expense
	$4,035	Net of tax
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

The following table illustrates the lease-related assets and liabilities recorded on the Condensed Consolidated Balance Sheet (in thousands):

	June 30, 2026	March 31, 2026
Operating leases:
Other assets	$86,492	$88,416

Accrued liabilities	27,453	31,523
Other non-current liabilities	65,426	64,195
Total operating liabilities	$92,879	$95,718

Finance lease:
Property, plant, and equipment, net	$9,343	$9,594

Current portion of long-term debt and finance lease obligations	831	812
Term loan, Senior Secured Notes, AR securitization facility and finance lease obligations	10,505	10,737
Total finance liabilities	$11,336	$11,549

Operating lease expense of $7,734,000 and $3,608,000 for the three months ended June 30, 2026 and June 30, 2025, respectively, is included in Income (loss) from operations on the Condensed Consolidated Statements of Operations. Short-term lease expense, sublease income, and variable lease expenses were not material for the three months ended June 30, 2026 and June 30, 2025, respectively. Finance lease expense of $250,000 for both the three months ended June 30, 2026 and June 30, 2025, respectively, is included in Income (loss) from operations on the Condensed Consolidated Statements of Operations. Interest and debt expense related to the finance lease of $128,000 and $136,000 is included in the Company's Condensed Consolidated Statements of Operations for the three months ended June 30, 2026 and June 30, 2025, respectively.

Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of operating lease liabilities	$7,961	$3,657
Cash paid for amounts included in the measurement of finance lease liabilities	$321	$311
ROU assets obtained in exchange for new operating lease liabilities	$957	$149

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

The Company is currently assessing the impact these ASUs will have on the footnotes of its annual and interim financial statements. The Company plans to adopt these standards in fiscal 2028 when required. ASUs not listed were assessed and determined to be either not applicable, or had or are expected to have an immaterial impact on our financial statements and related disclosures.

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

Our revenue base is geographically diverse with approximately 45% derived from customers outside the U.S. for the three months ended June 30, 2026. We believe this diversity balances the impact of changes that occur in local economies, as well as benefits the Company by providing access to growing emerging markets. We monitor both U.S. and Eurozone Industrial Capacity Utilization statistics as well as the ISM Production Index as indicators of anticipated demand for our products. In addition, we continue to monitor the potential impact of other global and U.S. trends including industrial production, trade tariffs, raw material cost inflation, interest rates, foreign currency exchange rates, and activity of end-user markets around the globe.

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

On May 31, 2023, the Company completed its acquisition of montratec GmbH ("montratec"), a leading automation solutions company that designs and develops intelligent automation and transport systems for interlinking industrial production and logistics processes. montratec product offerings complement the previous acquisitions of both Dorner and Garvey, and these acquisitions collectively helped to accelerate the Company’s shift to intelligent motion solutions and serve as a platform to expand capabilities in advanced, higher technology automation solutions.

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

Results of Operations

Three months ended June 30, 2026 and June 30, 2025

Net sales in the three months ended June 30, 2026 were $531,461,000, an increase of $295,541,000 or 125.3% from the three months ended June 30, 2025 net sales of $235,920,000. Net sales were positively impacted by $304,764,000 related to the Kito Crosby acquisition as well as a $16,061,000 of favorable sales volumes offset by $34,848,000 of sales loss due to the divestiture of the U.S. Power Chain Hoist and Chain Manufacturing Operations. Foreign currency translation favorably impacted sales by $2,438,000 for the three months ended June 30, 2026.

Gross profit in the three months ended June 30, 2026 was $146,269,000, an increase of $69,047,000 or 89.4% from the three months ended June 30, 2025 gross profit of $77,222,000. Gross profit margin was 27.5% in the fiscal 2027 first quarter compared to 32.7% in the fiscal 2026 first quarter. Gross profit increased due to $72,972,000 related to the Kito Crosby acquisition, inclusive of $55,198,000 in inventory step-up amortization expense, offset by $13,889,000 related to the divestiture of the U.S. Power Chain Hoist and Chain Manufacturing Operations. The Company additionally saw increases in gross profit driven by price increases, sales volume and other benefits to material costs specific to the quarter, partially offset by inflation in the cost of products sold. The translation of foreign currencies had a favorable impact on gross profit of $870,000 during the three months ended June 30, 2026.

Selling expenses were $54,689,000 and $28,531,000, or 10.3% and 12.1% of net sales, in the three months ended June 30, 2026 and June 30, 2025, respectively. Selling expenses increased in the period for $26,227,000 related to the Kito Crosby Acquisition. Foreign currency translation had a $445,000 unfavorable impact on selling expenses in the three months ended June 30, 2026.

General and administrative expenses were $65,362,000 and $30,743,000, or 12.3% and 13.0% of net sales, for the three months ended June 30, 2026 and June 30, 2025, respectively. General and administrative expenses increased $23,580,000 as a result of the Kito Crosby Acquisition, higher net integration and acquisition costs and an increase in the Company's incentive compensation, partially offset by acquisition related cost saving synergies. Foreign currency translation had an unfavorable impact of $224,000 on general and administrative expenses in the three months ended June 30, 2026.

Research and development expenses were $8,541,000 and $4,821,000, or 1.6% and 2.0% of net sales, in both the fiscal 2027 and 2026 first quarter, respectively. Kito Crosby contributed an additional $3,853,000 to research and development expenses.

Amortization of intangibles was $34,808,000 and $7,635,000 in the three months ended June 30, 2026 and June 30, 2025, respectively, with the increase related to amortization of new intangible assets acquired in the Kito Crosby Acquisition.

Interest and debt expense was $47,610,000 in the first quarter ended June 30, 2026 compared to $8,698,000 in the first quarter ended June 30, 2025. The increase is related to borrowings to finance the Kito Crosby Acquisition.

Investment income was $1,692,000 in the first quarter ended June 30, 2026 compared to $1,049,000 in the first quarter ended June 30, 2025. Investment income relates to the mark-to-market adjustments on the marketable securities held in the Company’s wholly owned captive insurance subsidiary and the Company's equity method investment in EMC, described in Note 6 of the financial statements.

Income tax expense as a percentage of the pre-tax income was (31)% and (16)% in the three months ended June 30, 2026 and June 30, 2025, respectively. Typically, these percentages vary from the U.S. statutory rate of 21%. For the current quarter, the rate was primarily impacted by the establishment of a deferred tax asset valuation allowance related to interest expense carryforwards which the Company does not expect to be able to recognize. The realization of these tax benefits depends on the Company's ability to generate sufficient taxable income, of the appropriate character and jurisdiction, in future periods. Because the Company is in a cumulative loss position for the most recent three year period, the Company has concluded that it is appropriate to record a valuation allowance for these tax benefits until additional positive evidence of future period earnings, in the relevant jurisdictions, is available. The Company estimates these valuation allowances will unfavorably impact the tax rate by approximately 40% to 50% for the fiscal year ended in 2027.

Liquidity and Capital Resources

Cash, cash equivalents, and restricted cash totaled $98,866,000 at June 30, 2026, an increase of $1,843,000 from the March 31, 2026 balance of $97,023,000.

Liquidity

We manage our funding and liquidity risk in an integrated manner in support of the current and future cash flow needs of our business. Our primary sources of liquidity are funds generated by operating activities, cash and cash equivalents, available capacity for borrowings on our 2026 Revolving Credit Facility and available capacity for borrowings on our AR Securitization Facility. Our ability to fund our operations, to make planned capital investments, to make scheduled debt payments and to repay or refinance indebtedness depends on our future operating performance and cash flows, which are subject to prevailing economic conditions and financial, business, and other factors, some of which are beyond our control.

Our liquidity as of June 30, 2026 was $567,148,000 comprised of cash and cash equivalents of $98,410,000 and $468,738,000 of availability on the 2026 Revolving Credit Facility. There was no additional capacity under the AR Securitization Facility. Our liquidity as of March 31, 2026 was $561,216,000 comprised of cash and cash equivalents of $96,562,000, $458,933,000 of availability on the 2026 Revolving Credit Facility and $5,721,000 of availability on the AR Securitization Facility.

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

Cash flow from operating activities

Net cash provided by operating activities was $25,624,000 for the three months ended June 30, 2026 compared to net cash used for operating activities of $18,153,000 for the three months ended June 30, 2025. The net loss of $88,729,000 was offset by adjustments of $63,779,000 which contributed to cash inflows from operations. The non-cash adjustments included $53,201,000 of depreciation and amortization, $4,056,000 of non-cash lease expense, $2,696,000 of stock-based compensation, $2,501,000 of amortization of deferred financing costs and discounts of debt and $2,026,000 of deferred income taxes and related valuation allowances. Changes in working capital decreased cash from operations by $6,387,000, excluding the acquisition-related inventory step-up amortization of $55,198,000. This was the result of increases in accrued expenses of $6,174,000 and a decrease in trade accounts receivable of $5,508,000, offset by a decrease of $7,954,000 in trade payables, an increase in inventory net of acquisition-related step-up amortization of $7,532,000 and an increase in prepaid expenses and other current assets of $2,583,000. Cash provided for operations was also reduced by a decrease of $2,890,000 in other non-current liabilities primarily due to lease payments for the three months ended June 30, 2026.

Cash flow from investing activities

Net cash used for investing activities was $5,352,000 for the three months ended June 30, 2026 compared to $3,217,000 for the three months ended June 30, 2025. The use of cash for the three months ended June 30, 2026 primarily consisted of $5,668,000 in capital expenditures.

Cash flow from financing activities

Net cash used for financing activities was $21,225,000 and $977,000 for the three months ended June 30, 2026 and June 30, 2025, respectively. The most significant uses of cash in fiscal 2026 were for $18,368,000 of debt repayments and $2,016,000 of dividend payments. Cash flows from hedging activities related to the Company's cross currency swap are classified as financing activities in the Statements of Cash Flows which resulted in a net cash outflow of $274,000 during the three months ended June 30, 2026.

We believe that our cash on hand, cash flows, and borrowing capacity under our Revolving Credit Facility will be sufficient to fund our ongoing operations and debt obligations, and capital expenditures for at least the next twelve months. This belief is dependent upon successful execution of our current business plan and effective working capital utilization. No material restrictions exist in accessing cash held by our non-U.S. subsidiaries.  We expect to meet our funding needs with cash provided by our U.S. operations, as well as by repatriating non-U.S. cash. We do not expect to incur significant incremental U.S. taxes as we repatriate funds. As of June 30, 2026, $92,794,000 of cash and cash equivalents were held by foreign subsidiaries.

Refer to Note 9 of the financial statements for further discussion of the Company's long-term debt and financing costs.
Capital Expenditures

In addition to keeping our current equipment and plants properly maintained, we are committed to replacing, enhancing and upgrading our property, plant and equipment to support new product development, improve productivity and customer responsiveness, reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety and promote ergonomically correct work stations. Consolidated capital expenditures for the three months ended June 30, 2026 and June 30, 2025 were $5,668,000 and $3,202,000, respectively. We expect capital expenditure spending in fiscal 2027 to range from $50,000,000 to $60,000,000 inclusive of the Kito Crosby business.

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

We test goodwill at the reporting unit level, which is one level below our operating segment.  We identify our reporting units by assessing whether the components of our operating segment constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components. We also aggregate components that have similar economic characteristics into single reporting units (for example, similar products and / or services, similar long-term financial results, product processes, classes of customers, etc.). We have four reporting units: the Linear Motion Products reporting unit, the Rest of Products reporting unit, the Precision Conveyance reporting unit and Kito Crosby reporting unit which have goodwill totaling $9,699,000, $263,398,000, $201,357,000, and $946,098,000, respectively, as of June 30, 2026. In February 2026, the Company completed its acquisition of Kito Crosby as described in Note 2. Given its proximity to the Company's goodwill in the prior year, in fiscal 2027 the Company is reassessing its reporting units as the integration of Kito Crosby progresses.

We currently do not believe that it is more likely than not that the fair value of any of our reporting units is less than its applicable carrying value. Additionally, we currently do not believe that we have any impairment indicators that could materially impact the financial statements. However, if the projected long-term revenue growth rates, profit margins, or terminal growth rates are significantly lower, and /or the estimated weighted-average cost of capital is higher, future testing may indicate impairment of one or more of the Company’s reporting units and, as a result, the related goodwill may be impaired.

Refer to our 2026 Form 10-K for additional information regarding our annual goodwill impairment process.

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

Effects of New Accounting Pronouncements

Information regarding the effects of new accounting pronouncements is included in Note 17 to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the market risks as previously disclosed in the 2026 Form 10-K.

Item 4.    Controls and Procedures.

As of June 30, 2026, an evaluation was performed under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. These disclosure controls and procedures have been designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is made known to them on a timely basis, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation, the Company’s management, including our principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026.

Other than the on-going integration activities related to the Kito Crosby Acquisition which will be included in our March 31, 2027 assessment, there have been no changes in the Company’s internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.    Other Information

Item 1.    Legal Proceedings.

There have been no material developments from the legal proceedings as previously disclosed in the 2026 Form 10-K and the notes to the consolidated financial statements thereto.

Item 1A.     Risk Factors.
There have been no material changes from the risk factors as previously disclosed in the 2026 Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to purchase of common stock of the Company made during the three months ended June 30, 2026 by the Company:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (in thousands)[1]
April 1 - 30, 2026	—	$—	—	$—
May 1 - 31, 2026	—	$—	—	$—
June 1 - 30, 2026	—	$—	—	$—
Total	—	$—	—	$9,055

1The Company publicly announced on March 26, 2019 that its Board of Directors approved a share repurchase authorization for up to $20 million of shares of common stock of Columbus McKinnon Corporation, with no expiration. As of June 30, 2026, approximately $9 million remained available to repurchase shares of common stock under the current share repurchase authorization plan.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.
Not applicable

Item 5.    Other Information.

(c) During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits.

Exhibit 10.1#	Separation and Release Agreement, dated July 1, 2026, by and between the Company and Gregory P. Rustowicz (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2026).

Exhibit 10.2#	Offer Letter, dated July 1, 2026, between the Company and John Linker (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2026).

Exhibit 31.1*	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2*	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32**	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101*	The financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2026 formatted in Inline XBRL.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104*	Cover Page Interactive Data File (the cover page Inline XBRL tags are embedded within the Inline XBRL document)

* Filed herewith
** Furnished herewith
# Indicates a Management contract or compensation plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBUS McKINNON CORPORATION
(Registrant)

Date:	July 30, 2026	/S/ THOMAS P. ODDO
Thomas P. Oddo
Chief Accounting Officer
(Interim Principal Financial Officer and Principal Accounting Officer)