Form 10-Q
period 2026-09-30
COLUMBUS MCKINNON CORP
filed 2026-11-03
CIK 1005229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

The number of shares of common stock outstanding as of October 30, 2026 was: 28,926,568 shares.

FORM 10-Q INDEX
COLUMBUS McKINNON CORPORATION
For the quarterly period ended September 30, 2026

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

Part I.    Financial Information
Item 1.    Financial Statements (Unaudited).
COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2026	March 31, 2026
	(unaudited)
ASSETS:	(In thousands)
Current assets:
Cash and cash equivalents	$110,900	$96,562
Trade accounts receivable, less allowance for credit losses ($10,337 and $7,200, respectively)	384,378	380,198
Inventories	567,549	609,030
Prepaid expenses and other	103,137	95,071
Total current assets	1,165,964	1,180,861
Property, plant, and equipment, net	522,491	408,508
Goodwill	1,378,126	1,408,640
Other intangibles, net	1,442,987	1,609,662
Marketable securities	9,777	10,223
Deferred taxes on income	1,621	2,064
Other assets	157,593	164,745
Total assets	$4,678,559	$4,784,703

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Trade accounts payable	$151,593	$168,907
Accrued liabilities	244,363	249,009
Current portion of long-term debt and finance lease obligations	150,000	166,418
Total current liabilities	545,956	584,334
Term loan, Senior Secured Notes, AR securitization facility and finance lease obligations	2,262,308	2,226,589
Other non-current liabilities	532,373	525,151
Total liabilities	3,340,637	3,336,074
Shareholders' equity:
Preferred stock: 1,000,000 preferred shares authorized and 800,000 preferred shares outstanding for both periods	818,403	789,845
Voting common stock; 100,000,000 shares authorized; 28,924,278 and 28,747,733 shares issued and outstanding	289	287
Treasury stock	(11,000)	(11,000)
Additional paid-in capital	546,918	540,536
Retained earnings (deficit)	(8,399)	135,807
Accumulated other comprehensive income (loss)	(7,554)	(6,748)
Equity attributable to shareholders of the Company	1,338,657	1,448,727
Noncontrolling interest	(735)	(98)
Total shareholders' equity	1,337,922	1,448,629
Total liabilities and shareholders' equity	$4,678,559	$4,784,703

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(In thousands, except per share data)
Net sales	$539,285	$261,047	$1,070,746	$496,967
Cost of products sold	351,376	170,887	736,568	329,585
Gross profit	187,909	90,160	334,178	167,382

Selling expenses	52,375	29,122	107,064	57,653
General and administrative expenses	61,749	36,386	127,111	67,129
Research and development expenses	8,069	4,781	16,610	9,602
Net loss (gain) on sales of businesses	709	—	1,275	—
Amortization of other intangibles	29,964	7,683	64,772	15,318
	152,866	77,972	316,832	149,702

Income (loss) from operations	35,043	12,188	17,346	17,680
Interest and debt expense	48,050	8,747	95,660	17,445
Cost of debt repricing	1,056	—	1,056	—
Investment (income) loss	129	(521)	(1,563)	(1,570)
Foreign currency exchange (gain) loss	(2,947)	754	1,076	412
Other (income) expense, net	(1,368)	59	(1,617)	(118)
Income (loss) before income tax expense (benefit)	(9,877)	3,149	(77,266)	1,511
Income tax expense (benefit)	15,315	(1,446)	36,359	(1,186)
Net income (loss)	$(25,192)	$4,595	$(113,625)	$2,697
Net income (loss) attributable to noncontrolling interest	$341	$—	$637	$—
Net income (loss) attributable to the Company	$(25,533)	$4,595	$(114,262)	$2,697

Weighted average basic shares outstanding	28,900	28,726	28,847	28,692
Weighted average diluted shares outstanding	28,900	28,874	28,847	28,841

Basic income (loss) per share:	$(0.76)	$0.16	$(2.80)	$0.09

Diluted income (loss) per share:	$(0.76)	$0.16	$(2.80)	$0.09

Dividends declared per common share	$0.07	$0.07	$0.07	$0.07

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(In thousands)		(In thousands)
Net income (loss) attributable to the Company	$(25,533)	$4,595	$(114,262)	$2,697
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(19,671)	(1,467)	(20,706)	28,319
Change in derivatives qualifying as hedges, net of taxes of $(4,639) ,$40, $(6,511) , and $343, respectively	14,312	(121)	20,111	(1,035)
Change in pension liability and postretirement obligations, net of taxes of $24, $17, $74 and $(291), respectively	(68)	(41)	(211)	684
Total other comprehensive income (loss)	(5,427)	(1,629)	(806)	27,968
Comprehensive income (loss)	$(30,960)	$2,966	$(115,068)	$30,665

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	(In thousands, except share data)
	Voting Common Stock ($0.01 par value)	Preferred Stock ($1.00 par value)	Treasury Stock	Additional Paid in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	CMCO Shareholders’ Equity		Noncontrolling Interests	Total Shareholders' Equity
Balance at March 31, 2026	$287	$789,845	$(11,000)	$540,536	$135,807	$(6,748)	$1,448,727		$(98)	$1,448,629
Net income (loss) attributable to the Company	—	—	—	—	(88,433)	—	(88,433)		(296)	(88,729)
Change in foreign currency translation adjustment	—	—	—	—		(1,035)	(1,035)		—	(1,035)
Change in derivatives qualifying as hedges, net of tax of $(1,872)	—	—	—	—	—	5,799	5,799		—	5,799
Change in pension liability and postretirement obligations, net of tax of $50	—	—	—	—	—	(143)	(143)		—	(143)
Stock -based compensation expense	—	—	—	2,696	—	—	2,696		—	2,696
Preferred Stock dividend	—	14,155	—		(14,155)	—	—	—	—	—
Restricted stock units released, 86,010 shares, net of shares withheld for minimum statutory tax obligation	1	—	—	(569)	—	—	(568)		—	(568)
Balance at June 30, 2026	$288	$804,000	$(11,000)	$542,663	$33,219	$(2,127)	$1,367,043		$(394)	$1,366,649
Net income (loss) attributable to the Company	—	—	—	—	(25,192)	—	(25,192)		(341)	(25,533)
Dividends declared	—	—	—	—	(2,023)	—	(2,023)		—	(2,023)
Change in foreign currency translation adjustment	—	—	—	—	—	(19,671)	(19,671)		—	(19,671)
Change in derivatives qualifying as hedges, net of tax of $(4,639)	—	—	—	—	—	14,312	14,312		—	14,312
Change in pension liability and postretirement obligations, net of tax of $24	—	—	—	—	—	(68)	(68)		—	(68)
Stock-based compensation expense - directors	—	—	—	796	—	—	796		—	796
Stock options exercised, 12,000 shares	—	—	—	229	—	—	229		—	229
Stock-based compensation expense	—	—	—	3,579	—	—	3,579		—	3,579
Preferred Stock dividend	—	14,403	—	—	(14,403)	—	—		—	—
Restricted stock units released, 78,535 shares, net of shares withheld for minimum statutory tax obligation	1	—	—	(349)	—	—	(348)		—	(348)
Balance at September 30, 2026	$289	$818,403	$(11,000)	$546,918	$(8,399)	$(7,554)	$1,338,657		$(735)	$1,337,922

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	(In thousands, except share data)
	Voting Common Stock (0.01 par value)	Treasury Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at March 31, 2025	$286	$(11,000)	$531,750	$382,160	$(21,101)	$882,095
Net income (loss) attributable to the Company	—	—	—	(1,898)	—	(1,898)
Change in foreign currency translation adjustment	—	—	—		29,786	29,786
Change in derivatives qualifying as hedges, net of tax of $303	—	—	—	—	(914)	(914)
Change in pension liability and postretirement obligations, net of tax of $(308)	—	—	—	—	725	725
Stock-based compensation expense	—	—	1,842	—	—	1,842
Restricted stock units released, 71,839 shares, net of shares withheld for minimum statutory tax obligation	1	—	(754)	—	—	(753)
Balance at June 30, 2025	$287	$(11,000)	$532,838	$380,262	$8,496	$910,883
Net income (loss) attributable to the Company	—	—	—	4,595	—	4,595
Dividends declared	—	—	—	(2,015)	—	(2,015)
Change in foreign currency translation adjustment	—	—	—	—	(1,467)	(1,467)
Change in derivatives qualifying as hedges, net of tax of $40	—	—	—	—	(121)	(121)
Change in pension liability and postretirement obligations, net of tax of $17	—	—	—	—	(41)	(41)
Stock-based compensation expense - directors	—	—	512	—	—	512
Stock-based compensation expense	—	—	2,272	—	—	2,272
Restricted stock units released, 38,133 shares, net of shares withheld for minimum statutory tax obligation	—	—	(30)	—	—	(30)
Balance at September 30, 2025	$287	$(11,000)	$535,592	$382,842	$6,867	$914,588

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	September 30, 2026	September 30, 2025
OPERATING ACTIVITIES:	(In thousands)
Net income (loss) attributable to the Company	$(114,262)	$2,697
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	104,138	24,485
Deferred income taxes and related valuation allowance	1,724	(7,940)
Net loss (gain) on sale of investments and other	(881)	(1,232)
Stock-based and other compensation	8,447	4,626
Amortization of deferred financing costs	5,048	1,222
Loss (gain) on hedging instruments	541	906
Loss on sales, disposals, and impairments of fixed assets	—	207
Cost of debt repricing	1,056	—
Non-cash lease expense	8,867	4,820
Changes in operating assets and liabilities:
Trade accounts receivable	(5,129)	(8,570)
Inventories	45,375	(11,256)
Prepaid expenses and other	(8,185)	(6,077)
Other assets	9,304	1,431
Trade accounts payable	(18,251)	1,415
Accrued liabilities	(6,203)	(127)
Non-current liabilities	(10,524)	(6,359)
Net cash provided by (used for) operating activities	21,065	248

INVESTING ACTIVITIES:
Proceeds from sales of marketable securities	2,914	2,139
Purchases of marketable securities	(2,516)	(1,961)
Capital expenditures	(16,464)	(6,523)
Net cash provided by (used for) investing activities	(16,066)	(6,345)

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	227	—
Borrowing / (Repayment) of debt	15,443	(12,482)
Fees paid for debt amendments (Refer to Note 9)	(1,236)	(577)
Cash inflows from hedging activities	11,417	11,639
Cash outflows from hedging activities	(11,930)	(12,505)
Payment of dividends	(4,036)	(4,014)
Other	(918)	(783)
Net cash provided by (used for) financing activities	8,967	(18,722)
Effect of exchange rate changes on cash and cash equivalents	161	(825)
Net change in cash and cash equivalents	14,127	(25,644)
Cash, cash equivalents, and restricted cash at beginning of year	97,023	53,933
Cash, cash equivalents, and restricted cash at end of period	$111,150	$28,289

Supplementary cash flow data:
Interest paid	$90,921	$16,114
Income taxes paid, net of refunds	$25,589	$12,143
Property, plant and equipment purchases included in trade accounts payable	$747	$—
Restricted cash presented in Other assets	$250	$250
See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2026

1.    Description of Business

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of Columbus McKinnon Corporation ("Columbus McKinnon" or "the Company") at September 30, 2026, the results of its operations for the three and six months ended September 30, 2026 and September 30, 2025, and cash flows for the six months ended September 30, 2026 and September 30, 2025, have been included. Results for the period ended September 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2027. The balance sheet at March 31, 2026 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Columbus McKinnon Corporation Annual Report on Form 10-K for the fiscal year ended March 31, 2026 filed with the SEC on June 2, 2026 (the “2026 Form 10-K”).

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

The Company’s products are sold globally, principally to third party distributors and crane builders through diverse distribution channels, and to a lesser extent directly to end-users and integrators. During the three and six months ended September 30, 2026, sales to customers in the United States were approximately 55% of total net sales.
2.    Acquisitions & Divestitures

Kito Crosby Acquisition
On February 3, 2026, the Company completed its acquisition of and acquired 100% of the equity interest of Kito Crosby Limited ("Kito Crosby") from funds associated with the global investment firm Kohlberg Kravis Roberts & Co. (“KKR”) in an all-cash transaction valued at $2,821,907,000 (the “Kito Crosby Acquisition”). The value of the Kito Crosby Acquisition increased by $10,000,000 during the three months ended September 30, 2026 due to a final working capital adjustment as contemplated by the Stock Purchase Agreement. The working capital adjustment was paid subsequent to September 30, 2026 and is therefore recorded as an accrued liability on the Company's Condensed Consolidated Balance Sheet as of September 30, 2026.

Kito Crosby is a global leader in lifting solutions with multiple manufacturing assembly plants and more than 4,000 employees serving over 50 countries. The Kito Crosby Acquisition expands the Company’s scale in material handling solutions and strengthens its presence in attractive verticals and target geographies.

The results of Kito Crosby included in the Company’s consolidated financial statements are Net sales of $300,204,000 and $604,968,000 and Income (loss) from operations of $29,868,000 and $21,944,000, for the three and six months ended September 30, 2026 respectively. Kito Crosby’s Income (loss) from operations for the periods include acquisition-related inventory amortization of $7,445,000 and $62,643,000, which has been included in Cost of products sold for the three and six months ended September 30, 2026, respectively. Additionally, Kito Crosby’s Income (loss) from operations for the six months ended September 30, 2026, includes integration costs of $2,726,000, of which $1,766,000 has been recorded in Cost of products sold, $549,000 in Selling expenses, and $411,000 in General and administrative expenses.

Including the costs above, the Company incurred total acquisition integration and deal expenses in the amount of $12,465,000 for the three months ended September 30, 2026, in the Condensed Consolidated Statement of Operations, of which $1,395,000 has been recorded in Cost of products sold, $384,000 in Selling expenses, $10,171,000 in General and administrative expenses and $515,000 in Research and development expenses. The Company incurred acquisition integration and deal expenses in the amount of $30,261,000 for the six months ended September 30, 2026, in the Condensed Consolidated Statement of Operations,

of which $2,465,000 has been recorded in Cost of products sold, $1,931,000 in Selling expenses, $25,291,000 in General and administrative expenses and $574,000 in Research and development expenses.

The Company funded the Kito Crosby Acquisition through borrowings of $900,000,000 in senior secured bonds, $1,650,000,000 in financing from a Term Loan B, and $800,000,000 of proceeds from the sale of Series A Cumulative Convertible Participating Preferred Shares of the Company, par value $1.00 per share (the “Preferred Shares”) to CD&R XII Keystone Holdings, L.P., a Cayman Islands exempted limited partnership (the “CD&R Investor”). Additionally, the Company refinanced its prior revolving credit facility increasing the maximum principal amount available to be borrowed to $500,000,000. Refer to Note 9 for additional information regarding the Company's debt. Terms of the Preferred Shares include a 7% coupon, payable in cash or payment-in-kind at the Company’s option, and a conversion price of $37.68, resulting in the CD&R Investor's as-converted ownership of approximately 43% of the Company following completion of the transaction. The CD&R Investor has agreed to a customary lock-up on its Preferred Shares.

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

The Company has estimated the preliminary fair values of assets acquired and liabilities assumed based on information currently available and will continue to adjust all of those estimates as additional information pertaining to events or circumstances present at the acquisition date becomes available during the measurement period. During the three months ended September 30, 2026, the Company recognized adjustments to the preliminary purchase price allocation resulting in a decrease to Goodwill of $13,941,000 from the amount preliminarily allocated to goodwill as of June 30, 2026. The details of this change to the value assigned to the fair value of Kito Crosby assets and liabilities is below (in thousands):

Working capital	$4,280
Property, plant, and equipment	139,493
Other intangibles	(95,800)
Other assets	(7,826)
Other non current liabilities	(16,206)
Final working capital adjustment	(10,000)
Decrease to goodwill	$13,941

The above is in addition to an increase in goodwill at June 30, 2026 of $2,654,000 related to the valuation of additional right of use lease assets and identification of other tangible assets.

The increase in the fair value assigned to Kito Crosby's Property, plant, and equipment of $139,493,000 was the result of the Company's continued progress in assessing the fair value of acquired property, plant and equipment. The decrease in value assigned to Other intangibles of $95,800,000 related to a decrease in the value assigned to channel partner relationships. The change in Other non-current liabilities of $16,206,000 relates to the recording of deferred tax liabilities on Kito Crosby's intangibles changes. The Company has continued to align lease accounting policies resulting in a decrease of $7,826,000 in Other assets. The increase in working capital of $4,280,000 primarily related to an increase in the value assigned to inventories on the opening balance sheet.

The preliminary assignment of purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

Cash	$184,307
Working capital	356,531
Property, plant, and equipment	469,112
Other intangibles	1,194,200
Other assets	77,936
Other non current liabilities	(380,766)
Goodwill	920,587
Total	$2,821,907

The excess consideration of $920,587,000 has been preliminarily recorded as goodwill for the Kito Crosby reporting unit. The identifiable intangible assets acquired include customer relationships of $1,074,900,000, of which $1,010,800,000 relates to channel partner relationships, and trade names of $119,300,000. The weighted average life of the acquired identifiable intangible assets subject to amortization was estimated at 12.8 years at the time of acquisition. Goodwill generated as a result of the Kito Crosby Acquisition is not expected to be deductible for tax purposes.

Divestiture of U.S. Power Chain Hoist and Chain Manufacturing Operations

On March 4, 2026, the Company completed the divestiture of its U.S. power chain hoist and chain manufacturing operations based out of facilities located in Damascus, Virginia and Lexington, Tennessee and certain other assets (the “Divestiture Business”) to Star Hoist Intermediate, LLC (“Star Hoist”) (the “Divestiture”).

The disposal group primarily included major classes of assets and liabilities, including property, plant and equipment, inventories, and related liabilities. The carrying amounts of these assets and liabilities were $35,211,000 and $5,792,000, respectively, excluding an allocation of $51,252,000 of Rest of Products reporting unit goodwill to the Divestiture Business, and such assets and liabilities were derecognized upon closing and through subsequent adjustments.

The Company recorded additional Divestiture related expenses of $709,000 and $1,275,000 in the three and six months ended September 30, 2026.

3.    Revenue & Receivables

Revenue Recognition:

Performance obligations

The Company has contracts with customers for standard products and custom engineered products and determines when and how to recognize revenue for each performance obligation based on the nature and type of contract.

Revenue from contracts with customers for standard products is recognized when control transfers to the customer, which generally occurs at shipment when legal title and significant risks and rewards of ownership have transferred to the customer. This is the point in time when control is deemed to transfer to the customer. The Company sells standard products to customers utilizing purchase orders. Payment terms for these types of contracts generally require payment within 30 to 60 days. Each standard product is deemed to be a single performance obligation and the amount of revenue recognized is based on the negotiated price. The transaction price for standard products is based on the price reflected in each purchase order. Sales incentives are offered to customers who purchase standard products and include offers such as volume-based discounts, rebates for priority customers, and discounts for early cash payments. These sales incentives are accounted for as variable consideration included in the transaction price. Accordingly, the Company reduces revenue for these incentives in the period which the sale occurs and is based on the most likely amount method for estimating the amount of consideration the Company expects to receive. These sales incentive estimates are updated each reporting period as additional information becomes available.

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

For most custom engineered products contracts, the Company determined that there is no alternative use for the custom engineered products and the Company does not have an enforceable right to payment (which must include a reasonable profit margin) for performance completed to date in order to meet the over time revenue recognition criteria. Therefore, revenue is recognized at a point in time (when the contract is complete). For custom engineered products contracts that contain an enforceable right to payment (including reasonable profit margin) the Company satisfies the performance obligation over time and recognizes revenue based on the extent of progress towards completion of the performance obligation. The cost-to-cost measure of progress is an appropriate measure of progress toward satisfaction of performance obligations as this measure most accurately depicts the progress of work performed and transfer of control to the customers. Under the cost-to-cost measure of progress, the extent of progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues are recognized proportionally as costs are incurred.

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

The following table illustrates the balance and related activity for customer advances in the six months ended September 30, 2026 and September 30, 2025 (in thousands):

	September 30, 2026	September 30, 2025
March 31, beginning balance	$25,049	$15,631
Additional customer advances received	35,337	40,497
Revenue recognized from customer advances included in beginning balance	(25,049)	(15,631)
Other revenue recognized from customer advances	(13,927)	(22,934)
Other (1)	(391)	860
September 30, ending balance	$21,019	$18,423
    (1) Other includes the impact of foreign currency translation

Revenue was recognized prior to the right to invoice the customer which resulted in a contract asset balance in the amount of $20,450,000 and $20,480,000 as of September 30, 2026 and March 31, 2026, respectively. Contract assets are included in Prepaid expenses and other on the Condensed Consolidated Balance Sheets.

Remaining Performance Obligations

As of September 30, 2026, the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) was approximately $26,954,000. We expect to recognize approximately 60% of this amount to Net sales over the next twelve months, and we expect to recognize substantially all of the remaining amount to Net sales in the next 24 months.

Disaggregated revenue

In accordance with ASC 606, "Revenue from Contracts with Customers", the Company is required to disaggregate revenue into categories that depict how economic factors affect the nature, amount, timing and uncertainty of revenue and cash flows.

The following table illustrates the disaggregation of revenue by product grouping (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Industrial Products	$341,646	$86,150	$686,308	$169,352
Crane Solutions	128,281	108,517	247,642	203,684
Precision Conveyor Products	39,383	26,630	81,325	48,293
Engineered Products	30,054	39,737	55,579	75,600
All other	(79)	13	(108)	38
Total	$539,285	$261,047	$1,070,746	$496,967

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

Trade Accounts Receivable:

In accordance with ASC 326, "Financial Instruments - Credit Losses", the Company is required to remeasure expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable forecasts. In addition to these factors, the Company establishes an allowance for credit losses based upon the credit risk of specific customers, historical trends, and other factors. Trade accounts receivable are charged against the allowance for credit losses once all collection efforts have been exhausted. Due to the short-term nature of such accounts receivable, the estimated amount of trade accounts receivable that may not be collected is based on aging of the trade accounts receivable balances.

The following table illustrates the balance and related activity for the allowance for credit losses that is deducted from trade accounts receivable to present the net amount expected to be collected as of (in thousands):

	September 30, 2026	September 30, 2025
March 31, beginning balance	$7,200	$4,880
Credit loss expense	2,644	994
Less uncollectible accounts written off, net of recoveries	(460)	(1,539)
Other (1)	953	231
September 30, ending balance	$10,337	$4,566

(1) Other includes a reclassification of other accounts receivable reserves to the allowance for credit losses during the period. Additionally, this balance includes the impact of foreign currency translation.

4.    Fair Value Measurements

ASC 820 “Fair Value Measurements and Disclosures,” establishes the standards for reporting financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value on a recurring basis (at least annually). Under these standards, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the "exit price") in an orderly transaction between market participants at the measurement date.

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

The Company uses quoted market prices when valuing its marketable securities and, consequently, the fair value is based on Level 1 inputs. These marketable securities consist of marketable equity and fixed income securities. The Company's terminated pension assets consist of money market funds, domestic corporate bonds, securities issued by the U.S. government, and other similar fixed income investments with quoted market prices. Consequently, the fair value of the terminated pension assets is based on Level 1 inputs. Refer to Note 10 for additional information regarding the Company's terminated pension plan. The Company primarily uses readily observable market data in conjunction with internally developed discounted cash flow valuation models when valuing its derivative portfolio and, consequently, the fair value of the Company’s derivatives is based on Level 2 inputs. The carrying amount of the Company's pension-related annuity contract is recorded at net asset value of the contract and, consequently, its fair value is based on Level 2 inputs and is included in Other assets on the Condensed Consolidated Balance Sheets. The carrying value of the 2026 Term Loan B, Senior Secured notes, and AR Securitization approximates fair value based on current market interest rates for debt instruments of similar credit standing and, consequently, their fair values are based on Level 2 inputs.

The following tables provide information regarding financial assets and liabilities measured or disclosed at fair value (in thousands):

	Fair value measurements at reporting date using
	September 30,	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	2026	(Level 1)	(Level 2)	(Level 3)
Assets/(Liabilities) measured at fair value:
Marketable securities	$9,777	$9,777	$—	$—
Annuity contract	$969	$—	$969	$—
Terminated pension plan assets	$2,843	$2,843	$—	$—

Derivative Assets (Liabilities):
Foreign exchange contracts	$12	$—	$12	$—
Interest rate swap	$24,765	$—	$24,765	$—
Cross currency swap	$(2,464)	$—	$(2,464)	$—

Disclosed at fair value:
2026 Term Loan B	$(1,445,610)	$—	$(1,445,610)	$—
Senior Secured Notes	$(870,750)	$—	$(870,750)	$—
AR Securitization Facility	$(42,588)	$—	$(42,588)	$—

	Fair value measurements at reporting date using
	March 31,	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	2026	(Level 1)	(Level 2)	(Level 3)
Assets/(Liabilities) measured at fair value:
Marketable securities	$10,223	$10,223	$—	$—
Annuity contract	$1,092	$—	$1,092	$—
Terminated pension plan assets	$3,938	$3,938	$—	$—

Derivative assets (liabilities):
Foreign exchange contracts	$7	$—	$7	$—
Interest rate swap	$(2,028)	$—	$(2,028)	$—
Cross currency swap	$(3,932)	$—	$(3,932)	$—

Disclosed at fair value
2026 Term Loan B	$(1,455,169)	$—	$(1,455,169)	$—
Senior Secured Notes	$(897,750)	$—	$(897,750)	$—
AR Securitization Facility	$(53,400)	$—	$(53,400)	$—

The Company does not have any non-financial assets and liabilities that are recognized at fair value on a recurring basis. The Company has a credit agreement secured by the Company's U.S. accounts receivable balances (the "AR Securitization Facility"). Refer to Note 9 for additional information regarding the Company's debt.
Market gains, interest, and dividend income on marketable securities are recorded in Investment (income) loss on the Condensed Consolidated Statements of Operations.  Changes in the fair value of derivatives are recorded in foreign currency exchange (gain) loss or other comprehensive income (loss), to the extent that the derivative qualifies as a hedge under the provisions of ASC 815, "Derivatives and Hedging". Interest and dividend income on marketable securities are measured based upon amounts earned on their respective declaration dates.

As described in Note 2, the Company has updated its allocation of assets and liabilities acquired in the Kito Crosby Acquisition. This revised allocation included updating the estimated fair values of these assets and liabilities. The estimated fair values allocated to the assets acquired and liabilities assumed relied upon fair value measurements based primarily on Level 3 inputs. The valuation techniques used to allocate fair values to working capital items; property, plant, and equipment, and other intangibles included the cost approach, market approach, and other income approaches. For identifiable intangible assets these techniques included the multi-period excess earnings approach, the relief from royalty approach, and other income approaches. The valuation techniques relied on a number of inputs which included the cost and condition of property, plant, and equipment and forecasted net sales and income.

Significant valuation inputs included an attrition rate of 5.0% for customer relationships, an estimated weighted average royalty rate of 1.9% for trademark and trade names, and a weighted average cost of capital of 14.0%. There were no changes to these key inputs since the Fiscal 2026 valuation. Refer to the 2026 Form 10-K for a full description of the assets and liabilities measured on a non-recurring basis that are included in the Company's March 31, 2026 balance sheet.

5.    Inventories

Inventories consisted of the following as of (in thousands):

	September 30, 2026	March 31, 2026
At cost - FIFO basis:
Raw materials	$275,596	$283,228
Work-in-process	92,342	94,015
Finished goods	219,663	255,592
Total at cost FIFO basis	587,601	632,835
LIFO cost less than FIFO cost	(20,052)	(23,805)
Net inventories	$567,549	$609,030

A valuation of inventories under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Because these are subject to many factors beyond management's control, estimated interim results are subject to change in the year-end LIFO inventory valuation.

Included in the reduction in inventories in the three months ended September 30, 2026 is $7,445,000 and six months ended September 30, 2026 is $62,643,000 of acquisition-related inventory step up amortization.

6.    Marketable Securities and Other Investments

In accordance with ASC 825-10, “Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities,” all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) are measured at fair value through earnings. The Company's marketable securities are recorded at their fair value, with unrealized changes in market value realized within Investment (income) loss on the Condensed Consolidated Statements of Operations. The impact on earnings for unrealized gains and losses was a loss of $680,000 and a gain of $133,000 in the three months ended September 30, 2026 and September 30, 2025, respectively, and a loss of $311,000 and a gain of $331,000 in the six months ended September 30, 2026 and September 30, 2025, respectively.

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

Net realized gains related to sales of marketable securities were $191,000 and $263,000 for the three and six months ended September 30, 2026. Net realized gains and loss were not material in the three and six months ended September 30, 2025.

The Company owns a 49% ownership interest in Eastern Morris Cranes Company Limited ("EMC"), a limited liability company organized and existing under the laws and regulations of the Kingdom of Saudi Arabia. The Company's ownership represents an equity investment in a strategic customer of Stahl Crane Systems GmbH ("STAHL") serving the Kingdom of Saudi Arabia. The investment's carrying value is presented in Other assets in the Condensed Consolidated Balance Sheets in the amount of $6,077,000 and $5,265,000 at September 30, 2026 and March 31, 2026, respectively, and has been accounted for as an equity method investment. The investment value increased for the Company's ownership percentage of income earned by EMC in the amount of $300,000 and $82,000 in the three months ended September 30, 2026 and September 30, 2025, respectively, and $914,000 and $733,000 in the six months ended September 30, 2026 and September 30, 2025, respectively, which is recorded in Investment (income) loss on the Condensed Consolidated Statements of Operations. The September 30, 2026 and March 31, 2026 trade accounts receivable balances due from EMC were $12,185,000 and $10,690,000, respectively, and are comprised of amounts due from the sale of goods and services in the ordinary course of business. Sales to EMC for the three months ended September 30, 2026 and six months ended September 30, 2026 were $5,573,000 and $13,546,000, respectively, and $2,580,000 and $4,197,000 for the three months ended September 30, 2025 and six months ended September 30, 2025, respectively.
7.    Goodwill and Other Intangibles, net

Goodwill and indefinite lived trademarks are not amortized but are tested for impairment at least annually. Goodwill impairment is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value. The fair value of a reporting unit is determined using a discounted cash flow methodology. The Company’s reporting units are determined based upon whether discrete financial information is available and reviewed regularly, whether those reporting units constitute a business, and the extent of economic similarities between those reporting units for purposes of aggregation.  The Company’s reporting units identified under ASC 350 "Intangibles—Goodwill and Other" are at the component level, or one level below the operating segment level as defined under ASC 280 “Segment Reporting - Disclosure.” The Company has four reporting units as of September 30, 2026 and March 31, 2026. The Linear Motion Products reporting unit (which designs, manufactures and sources mechanical and electromechanical actuators and rotary unions) had goodwill of $9,699,000 at September 30, 2026 and March 31, 2026. The Rest of Products reporting unit (representing the hoist, chain, forgings, digital power, motion control, manufacturing, and distribution businesses) had goodwill of $262,135,000 and $265,708,000 at September 30, 2026 and March 31, 2026, respectively. The Precision Conveyance reporting unit (which represents high-precision conveying systems) had goodwill of $201,354,000 and $201,359,000 at September 30, 2026 and March 31, 2026, respectively. The Kito Crosby reporting unit had goodwill of $904,938,000 and $931,874,000 at September 30, 2026 and March 31, 2026, respectively.

Refer to the 2026 Form 10-K for information regarding our annual goodwill and indefinite lived trademark impairment evaluation. Future impairment indicators, such as declines in forecasted cash flows, may cause impairment charges. Impairment charges could be based on such factors as the Company’s stock price, forecasted cash flows, assumptions used, control premiums or other variables. There were no such indicators during the three and six months ended September 30, 2026.

A summary of changes in goodwill during the six months ended September 30, 2026 is as follows (in thousands):

Balance at April 1, 2026	$1,408,640
Kito Crosby Acquisition (refer to Note 2)	(11,287)
Foreign currency translation	(19,227)
Balance at September 30, 2026	$1,378,126
Goodwill is recognized net of accumulated impairment losses of $313,174,000 as of September 30, 2026 and March 31, 2026. Refer to the Company's 2026 Form 10-K for additional information regarding an impairment loss recorded in the fiscal year ended March 31, 2026.

Identifiable intangible assets acquired in a business combination are amortized over their estimated useful lives.

Identifiable intangible assets are summarized as follows (in thousands):

	September 30, 2026			March 31, 2026
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademark	$139,811	$(18,018)	$121,793	$142,191	$(12,444)	$129,747
Indefinite lived trademark	47,171	—	47,171	47,554	—	47,554
Customer relationships	1,437,783	(227,619)	1,210,164	1,538,349	(170,641)	1,367,708
Acquired technology	113,405	(53,577)	59,828	113,797	(50,132)	63,665
Other	6,764	(2,733)	4,031	3,646	(2,658)	988
Total	$1,744,934	$(301,947)	$1,442,987	$1,845,537	$(235,875)	$1,609,662

The Company has continued to refine its estimates of the fair value of assets and liabilities acquired with Kito Crosby during the measurement period. Please refer to Note 2 for additional details on these adjustments and their impact on the Company's other intangibles net.

The Company’s other intangibles that are considered to have finite lives are amortized. The weighted-average amortization periods are 13 years for trademarks, 14 years for customer relationships, 16 years for acquired technology, 5 years for other, and 14 years in total.

Total amortization expense was $29,964,000 and $7,683,000 for the three months ended September 30, 2026 and 2025, respectively. Total amortization expense was $64,772,000 and $15,318,000 for the six months ended September 30, 2026 and 2025, respectively. The year over year increase in amortization expense relates to intangible assets acquired in the Kito Crosby Acquisition. Based on the current amount of other intangibles and current exchange rates, the estimated annual amortization expense for each of the succeeding five years is expected to be approximately $132,000,000.

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

The Company uses derivative instruments to manage selected foreign currency and interest rate exposures. The Company does not use derivative instruments for speculative trading purposes. All derivative instruments must be recorded on the Condensed Consolidated Balance Sheets at fair value. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded as accumulated other comprehensive gain (loss), or “AOCL,” and is reclassified to earnings when the underlying transaction has an impact on earnings. The ineffective portion of changes in the fair value of the foreign currency forward agreements is reported in foreign currency exchange loss (gain) in the Company’s Condensed Consolidated Statements of Operations. The ineffective portion of changes in the fair value of the interest rate swap agreements is reported in interest expense. For derivatives not designated as cash flow hedges, all changes in market value are recorded as a foreign currency exchange (gain) loss in the Company’s Condensed Consolidated Statements of Operations. The cash flow effects of derivatives are reported within net cash provided by operating activities.

The Company is exposed to credit losses in the event of non-performance by the counterparties on its financial instruments. The counterparties have investment grade credit ratings. The Company anticipates that these counterparties will be able to fully satisfy their obligations under the contracts.

The Company's agreements with its counterparties contain provisions pursuant to which the Company could be declared in default of its derivative obligations. As of September 30, 2026, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of September 30, 2026, it could have been required to settle its obligations under these agreements at amounts that approximate the September 30, 2026 fair values reflected in the table below. During the three and six months ended September 30, 2026, the Company was not in default of any of its derivative obligations.

As of September 30, 2026, the Company had no derivatives designated as net investments or fair value hedges in accordance with ASC 815, "Derivatives and Hedging."

The Company has a cross currency swap agreement that is designated as a cash flow hedge to hedge changes in the value of an intercompany loan to a foreign subsidiary due to changes in foreign exchange rates. This intercompany loan is related to the acquisition of STAHL. As of September 30, 2026, the notional amount of this derivative is $39,235,000, and this contract matures on June 30, 2028. From its September 30, 2026 balance of AOCL, the Company expects to reclassify approximately $909,000 out of AOCL, and into foreign currency exchange (gain) loss, during the next 12 months based on the contractual payments due under this intercompany loan.

The Company has foreign currency forward agreements that are designated as cash flow hedges to hedge a portion of forecasted inventory purchases denominated in foreign currencies. The cash flow effects of derivatives are reported within net cash provided by financing activities. As of September 30, 2026, the notional amount of those derivatives was $7,183,000, and all contracts mature by September 30, 2027. From its September 30, 2026 balance of AOCL, the Company expects to reclassify approximately $19,000 out of AOCL during the next 12 months based on the expected payments for the goods purchased.

The Company's interest rate swap agreements are designated as cash flow hedges to hedge changes in interest expense due to changes in the interest rate of the Company's variable interest rate debt. The Company has eleven outstanding interest rate swap agreements in which the Company receives interest at a variable rate and pays interest at a fixed rate. The interest rate swaps have varying maturity dates between March 31, 2027 and March 31, 2031, with an aggregate notional amount of $965,000,000 as of September 30, 2026.

The effective portion of the changes in fair values of the interest rate swap agreements is reported in AOCL and will be reclassified to interest and debt expense over the life of the interest rate swap agreements. From its September 30, 2026 balance of AOCL, the Company expects to reclassify approximately $5,299,000 of AOCL into interest and debt expense during the next 12 months.

The following is the effect of derivative instruments, net of tax on the Condensed Consolidated Statements of Operations for the three months ended September 30, 2026 and 2025 (in thousands):

Derivatives Designated as Cash Flow Hedges	Type of Instrument	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Reclassified from AOCL into Income
September 30, 2026	Foreign exchange contracts	$10	Cost of products sold	$5
September 30, 2026	Interest rate swaps	$14,213	Interest and debt expense	$2
September 30, 2026	Cross currency swaps	$566	Foreign currency exchange (gain) loss	$472

September 30, 2025	Foreign exchange contracts	$75	Cost of products sold	$60
September 30, 2025	Interest rate swap	$100	Interest and debt expense	$412
September 30, 2025	Cross currency swaps	$806	Foreign currency exchange (gain) loss	$630

The following is the effect of derivative instruments, net of tax on the Condensed Consolidated Statements of Operations for the six months ended September 30, 2026 and 2025 (in thousands):

Derivatives Designated as Cash Flow Hedges	Type of Instrument	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Reclassified from AOCL into Income
September 30, 2026	Foreign exchange contracts	$20	Cost of products sold	$16
September 30, 2026	Interest rate swaps	$20,139	Interest expense	$(88)
September 30, 2026	Cross currency swaps	$1,111	Foreign currency exchange (gain) loss	$1,233

September 30, 2025	Foreign exchange contracts	$208	Cost of products sold	$55
September 30, 2025	Interest rate swap	$(904)	Interest expense	$825
September 30, 2025	Cross currency swaps	$(3,271)	Foreign currency exchange (gain) loss	$(3,813)

The following is information relative to the Company’s derivative instruments in the Condensed Consolidated Balance Sheets at (in thousands):

		Fair Value of Asset (Liability)
Derivatives Designated as Hedging Instruments	Balance Sheet Location	September 30, 2026	March 31, 2026
Foreign exchange contracts	Prepaid expenses and other	$77	$48
Foreign exchange contracts	Accrued liabilities	(65)	(41)
Interest rate swap	Prepaid expenses and other	7,028	596
Interest rate swap	Other assets	17,737	529
Interest rate swap	Accrued liabilities	—	(912)
Interest rate swap	Other non-current liabilities	—	(2,241)
Cross currency swap	Accrued liabilities	(1,225)	(1,571)
Cross currency swap	Other non-current liabilities	(1,239)	(2,361)
9.    Debt
Consolidated debt of the Company consisted of the following at (in thousands):

	September 30, 2026	March 31, 2026
2026 Term Loan B	$1,449,233	$1,456,990
Senior Secured Notes	900,000	900,000
AR Securitization Facility	42,588	53,400
2026 Revolving Credit Facility	59,644	25,000
Other debt	5,183	5,606
Finance lease	11,132	11,549
Unamortized deferred financing costs, net	(55,472)	(59,538)
Total debt	2,412,308	2,393,007
Less: current portion	150,000	166,418
Total debt and finance lease less current portion	$2,262,308	$2,226,589

The Company’s debt consists of borrowing with an original contractual maturity greater than one year, including its 2026 Term Loan B, Senior Secured Notes, AR Securitization Facility, and 2026 Revolving Credit Facility.

In connection with the closing of the Kito Crosby Acquisition, the Company entered into a new senior secured term loan credit facility (“2026 Term Loan B”) and a new revolving credit facility with an expanded bank lender group (“2026 Revolving Credit Facility”) and issued 7.125% senior secured notes due 2033 (“Senior Secured Notes”). The 2026 Term Loan B, 2026 Revolving Credit Facility and Senior Secured Notes also replaced the Company’s previous term loan credit facility (“2024 Term Loan B”) and revolving credit facility (“2024 Revolving Credit Facility”) and proceeds from the new credit facilities were used to fund the Kito Crosby Acquisition and fully repay the 2024 Term Loan B. There was no balance on the 2024 Revolving Credit Facility at the time of replacement by the 2026 Revolving Credit Facility.

On September 21, 2026, the Company, Columbus McKinnon EMEA GmbH and certain subsidiary guarantors of the Company entered into its First Amendment (the “First Amendment”) to the 2026 Revolving Credit Facility Credit Agreement, dated as of February 3, 2026. The First Amendment reduced the applicable interest rate margin on the Term Loan B and 2026 Revolving Credit Facility by 50 basis points. Following the amendment, borrowings under the Term Loan B bear interest at Term Secured Overnight Financing Rate ("SOFR") plus 3.00%. All other material provisions, including maturity dates, remained unchanged. The Company evaluated the First Amendment and concluded the transaction should be accounted for primarily as a debt modification. The Company incurred $1,056,000 of costs associated with the debt modification including fees paid to third parties after the First Amendment went into effect.

The Company plans to pay down approximately $150,000,000 in borrowings in the next 12 month period. This amount has been recorded within the current portion of long-term debt on the Company's Condensed Consolidated Balance Sheet at September 30, 2026 with the remaining balance recorded as long-term debt.

As of September 30, 2026, the Company was in compliance with its covenants under the 2026 Revolving Credit Facility and Senior Secured Notes. The Company was in compliance with covenants under the AR Securitization Facility after receiving a waiver of the Delinquency and Default Ratios from the lender effective September 30, 2026. The AR Securitization Facility was further amended on October 29, 2026 to change the Delinquency and Default Ratios going forward. Accordingly, the amounts outstanding continue to be classified as long-term debt as of September 30, 2026.

Senior Secured Notes

On January 30, 2026, the Company completed an offering of $900,000,000 in aggregate principal amount of 7.125% senior secured notes maturing February 1, 2033 in a private placement. The Senior Secured Notes bear interest at a rate of 7.125% per year payable semi-annually in cash in arrears on February 1 and August 1 of each year. The first such interest payment was made on August 1, 2026.

Gross deferred debt issuance costs related to the Senior Secured Notes were $13,973,000 as of September 30, 2026 and March 31, 2026. The accumulated amortization balances were $1,331,000 and $333,000 as of September 30, 2026 and March 31, 2026, respectively.

New 2026 Term Loan B

On February 3, 2026, Columbus McKinnon Corporation (the “Borrower”) entered into a new credit agreement for a senior secured term loan credit facility or 2026 Term Loan B, in the initial amount of $1,650,000,000 maturing February 3, 2033, and a $500,000,000 2026 Revolving Credit Facility with a group of financial institutions or Revolving Credit Facility maturing February 3, 2031 (“2026 Credit Agreement”) with JPMorgan Chase Bank, N.A. as Administrative Agent and the lenders named therein. The 2026 Term Loan B replaced the Company’s 2024 Term Loan B. Proceeds of the 2026 Term Loan B were used to complete the Kito Crosby Acquisition as well as fully repay the Company’s 2024 Term Loan B.

On March 4, 2026, the Company repaid $191,080,000 of the 2026 Term Loan B using the proceeds of the divestiture of the Company’s U.S. Power Chain Hoist and Chain Operations (See Note 2). The Company also received credit for a pro rata proportion of the Original Issuer Discount paid to the 2026 Term Loan B lenders in an amount of $1,900,000 resulting in an aggregate $193,010,000 reduction in the balance of the 2026 Term Loan B after completion of the Divestiture per the terms of the 2026 Credit Agreement.

As outlined in the 2026 Credit Agreement, prepayments can be made without penalty after August 3, 2026. On September 21, 2026, the Company entered into the First Amendment reducing the Company's applicable interest rate margin by 50 basis points. Following the effectiveness of the First Amendment, the Senior Credit Facilities bear interest at rates determined on the basis of either a term SOFR or a base rate plus an applicable margin. In the case of term SOFR loans under the 2026 Term Loan B Facility, such margin is 3.00% and in the case of dollar denominated term SOFR loans under the 2026 Revolving Credit Facility, such margin ranges from 1.75% to 2.75% based upon the Company’s Consolidated Total Leverage Ratio (as defined in the 2026 Credit Agreement).

At September 30, 2026, the outstanding principal balance of the 2026 Term Loan B was $1,449,233,000 or $1,406,577,000 net of $42,656,000 of unamortized discount and debt issuance costs. Debt issuance costs are amortized over the contractual term to interest expense. The accumulated amortization balance was $4,462,000 as of September 30, 2026.

The Company made $3,632,000 in principal payments on the 2026 Term Loan B during the three months ended September 30, 2026. The Company is obligated to make $14,529,000 of principal payments on the 2026 Term Loan B facility over the next 12 months plus applicable Excess Cash Flow ("ECF") payments. The expected debt repayment on the Company's 2026 Term Loan B in the next 12 month period is included in the approximately $150,000,000 in debt repayment previously referenced herein.

The gross balance of deferred financing costs on the 2026 Term Loan B facility was $47,118,000 as of September 30, 2026 and $46,839,000 as of March 31, 2026. The increase in the gross balance corresponds to additional fees incurred to lenders in for the First Amendment of $279,000. The accumulated amortization balance was $4,462,000 and $1,161,000 as of September 30, 2026 and March 31, 2026, respectively.

2026 Revolving Credit Facility

On February 3, 2026, the Company entered into a new $500,000,000 2026 Revolving Credit Facility with a group of financial institutions, maturing February 3, 2031 governed by the 2026 Credit Agreement. The 2026 Revolving Credit Facility replaced the Company’s previous revolving credit facility, the 2024 Revolving Credit Facility.

Borrowings under the 2026 Revolving Credit Facility bear interest at floating rates based upon indices determined by the currency of the borrowing or at an alternative base rate, in each case, plus an applicable margin. On September 21, 2026, the Company entered into the First Amendment. Following the First Amendment, the 2026 Senior Credit Facilities bear interest at rates determined on the basis of either a term SOFR or a base rate plus an applicable margin. For U.S. Dollar borrowings, these borrowings bear interest at applicable margin ranging from 1.75% to 2.75% based on Company's Consolidated Total Leverage Ratio as defined in the 2026 Credit Agreement.

As of September 30, 2026, there was $59,644,000 of borrowings outstanding under the 2026 Revolving Credit Facility on a US Dollar equivalent basis, including $38,461,000 borrowings outstanding in US Dollars and €18,700,000 borrowings outstanding in Euros. Availability under the 2026 Revolving Credit Facility was $421,080,000 net of $19,276,000 outstanding standby letters of credit issued against the 2026 Revolving Credit Facility and the borrowings outstanding.

Gross deferred debt issuance costs related to the 2026 Revolving Credit Facility were $7,038,000 as of September 30, 2026 and March 31, 2026, which is included in Other assets on the Condensed Consolidated Balance Sheets. The accumulated amortization balances were $938,000 and $235,000 as of September 30, 2026 and March 31, 2026, respectively.

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

The Company had $42,588,000 and $53,400,000 outstanding under its AR Securitization Facility as of September 30, 2026 and March 31, 2026, respectively. The total U.S. accounts receivable balances which secure the AR Securitization Facility total $93,652,000 as of September 30, 2026.

The gross balance of deferred financing costs associated with the AR Securitization Facility was $273,000 with an accumulated amortization balance of $99,000 and $53,000 as of September 30, 2026 and March 31, 2026, respectively.

The Company has both the ability and intent to have the AR Securitization Facility remain outstanding for the next 12 months. As such, the Company has classified the full $42,588,000 outstanding borrowings under the AR Securitization Facility as long-term debt at September 30, 2026.

As of September 30, 2026, there have been no amortization events triggered in the AR Securitization Facility.

Other Debt

Other debt of $5,183,000 includes a secured loan assumed in the Kito Crosby Acquisition that had previously been used to purchase a building in the United States. The loan matures on December 31, 2026 and has an interest rate of 2.7%. The full amount is included in the current portion of long-term debt.

Finance Lease

The Company has one finance lease for a manufacturing facility in Hartland, WI under a 23-year lease agreement, which terminates in 2035. The outstanding balance on the finance lease obligations was $11,132,000 as of September 30, 2026 of which $851,000 has been recorded within the Current portion of long-term debt and finance lease obligations and the remaining balance recorded within the Term loan, Senior Secured Notes, AR securitization facility and finance lease obligations on the Condensed Consolidated Balance Sheets. Refer to Note 15 for further details.

Non-U.S. Lines of Credit and Loans

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of September 30, 2026, unsecured credit lines totaled approximately $5,438,000, of which $566,000 was drawn. In addition, unsecured lines of $22,694,000 were available for bank guarantees issued in the normal course of business of which $18,757,000 was utilized as of September 30, 2026.

Refer to the Company’s consolidated financial statements included in the 2026 Form 10-K for further information on its debt arrangements.

10.    Net Periodic Benefit Cost

The following table sets forth the components of net periodic pension cost for the Company’s defined benefit pension plans (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Service costs	$515	$113	$1,023	$223
Interest cost	2,283	1,856	4,573	3,695
Expected return on plan assets	(1,482)	(1,213)	(2,959)	(2,426)
Net amortization	(375)	(249)	(753)	(492)
Net periodic pension (benefit) cost	$941	$507	$1,884	$1,000

Components of the net benefit costs other than the service cost component are recorded in Other (income) expense, net on the Condensed Consolidated Statements of Operations. Service costs are recorded as part of Income (loss) from operations. The three and six months ended September 30, 2026 includes the net periodic benefit cost of Kito Crosby, which was acquired in the fourth quarter of fiscal 2026.

During fiscal year 2025, the Company terminated one of its U.S. pension plans. The remaining surplus of the terminated plan at September 30, 2026 of $2,843,000 is being used to fund certain obligations associated with the Company's U.S. defined contribution plans. Of the remaining balance, $2,210,000 is expected to be utilized in the next twelve months, and is therefore recorded in Prepaid expenses and other on the Condensed Consolidated Balance Sheets. The remaining balance is included in Other assets.

The Company currently plans to contribute approximately $7,341,000 to its pension plans in fiscal 2027.

Subsequent to September 30, 2026, the Company settled one of its U.S. pension plans. As a result, the Company expects to reflect the impact of the settlement during fiscal 2027 which will be recorded in Other (income) expense, net on the Condensed Consolidated Statements of Operations.

11.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Numerator for basic and diluted earnings per share:
Net income (loss) attributable to the Company	$(25,533)	$4,595	$(114,262)	$2,697
Net income (loss) attributable to preferred shareholders	(3,659)	—	(33,557)	—
Net income (loss) attributable to common shareholders	$(21,874)	$4,595	$(80,705)	$2,697

Denominators:
Weighted-average common stock outstanding – denominator for basic EPS	28,900	28,726	28,847	28,692
Effect of dilutive employee stock options and other share-based awards	—	148	—	149
Adjusted weighted-average common stock outstanding and assumed conversions – denominator for diluted EPS	28,900	28,874	28,847	28,841

Stock options, restricted stock units, performance shares with respect to 3,582,000 common shares and Preferred Shares convertible to 22,225,000 shares of common stock for the three and six months ended September 30, 2026 were not included in the computation of diluted loss per share because they were antidilutive as a result of the Company's net loss. Refer to Note 2 for additional information regarding the transactions resulting in the net loss.

Stock options, restricted stock units, and performance shares with respect to 1,621,000 and 1,569,000 common shares for the three and six months ended September 30, 2025 were not included in the computation of diluted income per share because they were antidilutive. Further, contingently issuable common shares of 381,000 for the three and six months ended September 30, 2025 were excluded because a performance condition had not yet been met.

The Company grants share based compensation to eligible participants under the Columbus McKinnon Corporation Second Amended and Restated 2016 Long Term Incentive Plan, as amended ("2016 LTIP"). The total number of shares of common stock with respect to which awards may be granted under the 2016 LTIP had been previously been increased to an aggregate of 5,300,000 shares. In fiscal 2027, an amendment to the 2016 LTIP was approved to further increase the number of shares with respect to which awards may be granted by an additional 1,450,000 shares.

During the first six months of fiscal 2027, there were 12,000 shares of stock issued upon the exercise of stock options that were issued under the Company’s 2016 LTIP. During the fiscal year ended March 31, 2026, 135,000 shares of restricted stock units vested and were issued.

In Fiscal 2026, the Company completed the sale of 800,000 Series A Cumulative Convertible Participating Preferred Shares, par value $1.00 per share (the “Preferred Shares”), of the Company to CD&R XII Keystone Holdings, L.P. (the “CD&R Investor”) at a purchase price of $1,000 per share for an aggregate purchase price of $800,000,000 (the “Preferred Equity Financing”). Terms of the Preferred Shares include a 7% coupon, payable in cash or payment-in-kind at Columbus McKinnon’s option, and an initial conversion price for conversion of Preferred Shares into the Company's voting common shares of $37.68, resulting in the CD&R Investor's as-converted ownership of approximately 43% of the Company's outstanding equity following completion of the Kito Crosby Acquisition. The CD&R Investor has agreed to a customary lock-up on its Preferred Shares. The Company determined the Preferred Shares meet the qualification to be accounted for as an equity instrument. As such, the proceeds from the issuance of the Preferred Shares were recorded in equity net of fees incurred to issue the shares. Through September 30, 2026, stock dividends-in-kind were recorded increasing the conversion value of the Preferred Shares by $28,558,000.

On October 26, 2026, the Company's Board of Directors declared a dividend of $0.07 per common share. The dividend will be paid on November 16, 2026 to shareholders of record on November 6, 2026. The dividend payment is expected to be approximately $2,030,000.

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

Accrued general and product liability costs are actuarially estimated reserves based on amounts determined from loss reports, individual cases filed with the Company, and an amount for losses incurred but not reported. The aggregate amounts of reserves were $31,874,000 (gross of estimated insurance recoveries of $19,735,000) as of September 30, 2026, of which $27,474,000 is included in Other non-current liabilities and $4,400,000 in Accrued liabilities on the Condensed Consolidated Balance Sheet. The liability for accrued general and product liability costs are funded by investments in marketable securities (refer to Note 6).

The following table provides a reconciliation of the beginning and ending balances for accrued general and product liability (in thousands):

	September 30, 2026	March 31, 2026
Accrued general and product liability, beginning of period	$33,196	$19,446
Accrued general and product liability acquired with Kito Crosby	—	14,506
Insurance recoveries received	(137)	(1,037)
Add provision for claims	1,827	4,364
Deduct payments for claims	(3,012)	(4,083)
Accrued general and product liability, end of period	$31,874	$33,196

Estimated future insurance recoveries	(19,735)	(19,959)
Net accrued general and product liability, end of period	$12,139	$13,237

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

Based on actuarial information from fiscal 2026, the Company has estimated its net asbestos-related aggregate liability including related legal costs to range between $3,600,000 and $6,500,000, net of insurance recoveries, using actuarial parameters of continued claims for a period of 38 years from September 30, 2026. The Company has estimated its asbestos-related aggregate liability that is probable and estimable, net of insurance recoveries, in accordance with U.S. generally accepted accounting principles approximates $4,924,000. The Company has reflected the liability gross of insurance recoveries of $5,821,000 as a liability in the Condensed Consolidated Balance Sheet as of September 30, 2026. The recorded liability does not consider the impact of any potential favorable federal legislation. This liability will fluctuate based on the uncertainty in the number of future claims that will be filed and the cost to resolve those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, defensive strategies, and the cost to resolve claims outside the broad-based settlement program. Of this amount, management expects to incur asbestos liability payments of approximately $1,800,000 over the next 12 months. Because payment of the liability is likely to extend over many years, management believes that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

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

Further, the insurance carriers are expected to cover 100% of indemnity costs related to all covered cases. Estimates of the future cost sharing have been included in the loss reserve calculation as of September 30, 2026 and March 31, 2026. The Company has recorded a receivable for the estimated future cost sharing in Other assets in the Condensed Consolidated Balance Sheet at September 30, 2026 in the amount of $5,821,000, which offsets its asbestos reserves.

One of the Company's subsidiaries, Magnetek, Inc. ("Magnetek") has been named, along with multiple other defendants, in asbestos-related lawsuits associated with business operations previously acquired but which are no longer owned. During Magnetek's ownership, none of the businesses produced or sold asbestos-containing products. For such claims, Magnetek is uninsured and either contractually indemnified against liability, or contractually obligated to defend and indemnify the purchaser of these former business operations.  The Company aggressively seeks dismissal from these proceedings. The asbestos-related liability including legal costs is estimated to be $1,421,000 which has been reflected as a liability in the Condensed Consolidated Balance Sheet at September 30, 2026.

Product Liability

The Company is also involved in other unresolved legal actions that arise in the normal course of business. The most prevalent of these unresolved actions involve disputes related to product design, manufacture and performance liability. The Company's estimation of its product-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $5,492,000, which has been reflected as a liability in the Condensed Consolidated Balance Sheet as of September 30, 2026. In some cases, the Company cannot reasonably estimate a range of loss because there is insufficient information regarding the matter.

In April of 2024, a trial involving a product liability claim against the Company resulted in a jury verdict demanding the Company to pay approximately $3,000,000 in damages. The Company appealed the jury verdict and won the appeal in April 2026 remanding to the circuit court with direction to dismiss the complaint against the Company. As such, the Company has no liability recorded in the Condensed Consolidated Balance Sheets at September 30, 2026.

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

Magnetek has declined Monsanto’s tender and believes that it has meritorious legal and factual defenses to the demands made by Monsanto.  Magnetek is vigorously defending against those demands and commenced litigation in New Jersey to, among other things, declare the Special Undertaking void and unenforceable.  Monsanto has, in turn, commenced an action to enforce the Special Undertaking in Missouri and joined five additional companies as co-defendants in that Missouri action. The New Jersey action was dismissed in favor of the Missouri action. Co-defendants removed the Missouri action to the U.S. District Court for the Eastern District of Missouri. On September 22, 2026, the District Court issued an order dismissing all but one count of the complaint. Monsanto has indicated that it intends to file an amended complaint.

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

In January 2007, the Connecticut Department of Environmental Protection (“DEP”) requested parties, including Magnetek, to submit reports summarizing the investigations and remediation performed to date at the site and the proposed additional investigations and remediation necessary to complete those actions at the site. DEP requested additional information relating to site investigations and remediation. Magnetek and the DEP agreed to the scope of the work plan in November 2010.  The Company has recorded a liability of $600,000 included in the amount specified above, related to the Bridgeport facility, representing the best estimate of future site investigation costs and remediation costs which are expected to be incurred in the future.

Kito Crosby

Asbestos

Kito Crosby, along with a number of unrelated third parties, are named as defendants in personal injury claims and lawsuits based on alleged exposure to asbestos-containing materials. The Company monitors claims filing and development experience and periodically updates the estimated cost of defending against and resolving these claims. At September 30, 2026, the Company estimated this asbestos liability to be $14,217,000. The Company believes this represents a reasonable estimate of the remaining remediation costs.

Certain subsidiaries of the Company that are subject to asbestos-related personal injury claims have maintained product liability insurance policies. Certain of these policies provide a source of probable recovery of a portion of losses incurred and paid, as well as a portion of estimated probable future losses accrued as of September 30, 2026. An additional source of probable recovery of uninsured losses is an unrelated third party, which manufactured component products for the Company's subsidiaries that are alleged to give rise to asbestos-related injuries. The estimated probable amount of losses to be recovered from insurance and/or unrelated third parties is $13,914,000 as of September 30, 2026.

Other Matters

Kito Crosby is involved in environmental remediation efforts related to formerly owned or operated properties and certain third-party owned landfill sites, as they are responsible, or alleged to be responsible, for ongoing environmental investigation and remediation of these sites. These sites are in various stages of investigation and/or remediation, and associated costs and liabilities are recognized by the Company, considering current developments, the law and existing technologies. It can be difficult to reliably estimate the final costs of investigation and remediation due to various factors. These factors include, but are not limited to: an early stage of investigation for some sites, which increases uncertainty with respect to applicable regulatory requirements and duration, scope and cost of the remedial work; evolving laws and regulations affecting the scope of planned remedial effort and technologies applied; an early stage of certain legal analyses, such as the existence and financial condition of other potentially responsible parties subject to joint and several liability for remediation on certain sites; possible identification of additional volumes of contamination at known sites; and general changes in the cost of labor, materials and equipment planned to be employed in remedial work. For all such matters Kito Crosby has $3,159,000 accrued as of September 30, 2026.

For all of the currently known environmental matters, the Company has amounts accrued as of September 30, 2026 which, in our opinion, is sufficient to deal with such matters. The Company is not aware of any environmental condition or any operation at any of its facilities, either individually or in the aggregate, which would cause expenditures to have a material adverse effect on its results of operations, financial condition or cash flows and, accordingly, has not budgeted any material capital expenditures for environmental compliance for fiscal 2027.

13.    Income Taxes

The Company recorded income tax expense of $15,315,000 and $36,359,000 for the three and six months ended September 30, 2026, respectively, and income tax benefit of $1,446,000 and $1,186,000 for the three and six months ended September 30, 2025, respectively. Income tax as a percentage of pre-tax income (loss) was (155)% and (47)% in the three and six months ended September 30, 2026 and (46)% and (78)% in the three and six months ended September 30, 2025, respectively. Typically these percentages vary from the U.S. statutory rate of 21%.

During the three and six months ended September 30, 2026, income tax expense was unfavorably impacted by an increase in the deferred tax asset valuation allowance related to interest expense carryforwards which the Company does not expect to be able to recognize. The realization of these tax benefits depends on the Company's ability to generate sufficient taxable income of the appropriate character and jurisdiction in future periods. Because the Company is in a three-year cumulative loss position, it has concluded that it is appropriate to record a valuation allowance for these tax benefits until additional positive evidence of future period earnings, in the relevant jurisdictions, is available. The Company estimates these deferred tax asset valuation allowances will unfavorably impact the tax rate by approximately 50 percentage points for the fiscal year ended March 31, 2027. The effective tax rate for the three and six months ended September 30, 2026, also reflects an unfavorable impact related to accrual for income and withholding taxes on the current year earnings of certain foreign subsidiaries that are not considered permanently reinvested. This does not reflect a change in management's assertion regarding the permanent reinvestment of foreign earnings. With respect to the accrual for taxes on repatriation of earnings, the Company anticipates an unfavorable tax rate impact of approximately 10 percentage points for the fiscal year ended in 2027.

Refer to the Company’s consolidated financial statements included in the 2026 Form 10-K for further information on income taxes.

14.    Changes in Accumulated Other Comprehensive Income (Loss)

Changes in AOCL by component are as follows (in thousands):

	Three months ended September 30, 2026
	Retirement Obligations	Foreign Currency	Change in Derivatives Qualifying as Hedges	Total
Beginning balance net of tax	$16,328	$(22,634)	$4,179	$(2,127)
Other comprehensive income (loss) before reclassification	243	(19,671)	14,789	(4,639)
Amounts reclassified from other comprehensive loss	(311)	—	(477)	(788)
Net current period other comprehensive income (loss)	(68)	(19,671)	14,312	(5,427)
Ending balance net of tax	$16,260	$(42,305)	$18,491	$(7,554)

	Six months ended September 30, 2026
	Retirement Obligations	Foreign Currency	Change in Derivatives Qualifying as Hedges	Total
Beginning balance net of tax	$16,471	$(21,599)	$(1,620)	$(6,748)
Other comprehensive income (loss) before reclassification	412	(20,706)	21,272	978
Amounts reclassified from other comprehensive loss	(623)	—	(1,161)	(1,784)
Net current period other comprehensive income (loss)	(211)	(20,706)	20,111	(806)
Ending balance net of tax	$16,260	$(42,305)	$18,491	$(7,554)

	Three months ended September 30, 2025
	Retirement Obligations	Foreign Currency	Change in Derivatives Qualifying as Hedges	Total
Beginning balance net of tax	$15,485	$(4,156)	$(2,833)	$8,496
Other comprehensive income (loss) before reclassification	165	(1,467)	981	(321)
Amounts reclassified from other comprehensive loss	(206)	—	(1,102)	(1,308)
Net current period other comprehensive income (loss)	(41)	(1,467)	(121)	(1,629)
Ending balance net of tax	$15,444	$(5,623)	$(2,954)	$6,867

	Six Months Ended September 30, 2025
	Retirement Obligations	Foreign Currency	Change in Derivatives Qualifying as Hedges	Total
Beginning balance net of tax	$14,760	$(33,942)	$(1,919)	$(21,101)
Other comprehensive income (loss) before reclassification	1,092	28,319	(3,968)	25,443
Amounts reclassified from other comprehensive loss	(408)	—	2,933	2,525
Net current period other comprehensive income (loss)	684	28,319	(1,035)	27,968
Ending balance net of tax	$15,444	$(5,623)	$(2,954)	$6,867

Details of amounts reclassified out of AOCL for the three months ended September 30, 2026 are as follows (in thousands):

Details of AOCL Components	Amount reclassified from AOCL	Affected line item on Condensed Consolidated Statement of Operations
Net amortization of prior service cost and pension settlement expense*
$(420)
	(420)	Total before tax
	109	Tax (benefit) expense
	$(311)	Net of tax

Change in derivatives qualifying as hedges
	$(7)	Cost of products sold
	(3)	Interest expense
	(625)	Foreign currency
	(635)	Total before tax
	158	Tax (benefit) expense
	$(477)	Net of tax

Details of amounts reclassified out of AOCL for the six months ended September 30, 2026 are as follows (in thousands):

Details of AOCL Components	Amount reclassified from AOCL	Affected line item on Condensed Consolidated Statement of Operations
Net amortization of prior service cost and pension settlement expense*
$(842)
	(842)	Total before tax
	219	Tax (benefit) expense
	$(623)	Net of tax

Change in derivatives qualifying as hedges
	$(21)	Cost of products sold
	117	Interest expense
	(1,633)	Foreign currency
	(1,537)	Total before tax
	376	Tax (benefit) expense
	$(1,161)	Net of tax

Details of amounts reclassified out of AOCL for the three months ended September 30, 2025 are as follows (in thousands):

Details of AOCL Components	Amount reclassified from AOCL	Affected line item on Condensed Consolidated Statement of Operations
Net amortization of prior service cost and pension settlement expense*
$(294)
	(294)	Total before tax
	88	Tax (benefit) expense
	$(206)	Net of tax

Change in derivatives qualifying as hedges
	$(80)	Cost of products sold
	(548)	Interest expense
	(838)	Foreign currency
	(1,466)	Total before tax
	364	Tax (benefit) expense
	$(1,102)	Net of tax

Details of amounts reclassified out of AOCL for the six months ended September 30, 2025 are as follows (in thousands):

Details of AOCL Components	Amount reclassified from AOCL	Affected line item on Condensed Consolidated Statement of Operations
Net amortization of prior service cost and pension settlement expense*
$(581)
	(581)	Total before tax
	173	Tax (benefit) expense
	$(408)	Net of tax

Change in derivatives qualifying as hedges
	$(73)	Cost of products sold
	(1,097)	Interest expense
	5,071	Foreign currency
	3,901	Total before tax
	(968)	Tax (benefit) expense
	$2,933	Net of tax

*These AOCL components are included in the computation of net periodic pension cost. (Refer to Note 10 for additional details.)

15.    Leases

The Company’s lease arrangements generally include real estate (manufacturing facilities, sales offices, distribution centers, warehouses), vehicles, and equipment. Leases with a term greater than one year are recognized on the Condensed Consolidated Balance Sheets; the Company has elected not to recognize leases with terms of one year or less on the Condensed Consolidated Balance Sheets. Lease obligations and their corresponding Right of Use (ROU) assets are recorded based on the present value of lease payments over the expected lease term. The Company recognizes lease expense on a straight-line basis over the lease term.

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

The following table illustrates the lease-related assets and liabilities recorded on the Condensed Consolidated Balance Sheet at (in thousands):

	September 30, 2026	March 31, 2026
Operating leases:
Other assets	$75,008	$88,416

Accrued liabilities	19,045	31,523
Other non-current liabilities	62,802	64,195
Total operating liabilities	$81,847	$95,718

Finance lease:
Property, plant, and equipment, net	$9,093	$9,594

Current portion of long-term debt and finance lease obligations	851	812
Term loan, Senior Secured Notes, AR securitization facility and finance lease obligations	10,281	10,737
Total finance liabilities	$11,132	$11,549

Operating lease expense of $5,922,000 and $11,853,000 for the three and six months ended September 30, 2026 and $3,606,000 and $7,198,000 for the three and six months ended September 30, 2025, respectively, is included in Income (loss) from operations on the Condensed Consolidated Statements of Operations. Short-term lease expense, sublease income, and variable lease expenses were not material for the three and six months ended September 30, 2026 and September 30, 2025. Finance lease expense of $250,000 and $501,000 and $254,000 and $504,000 for both the three and six months ended September 30, 2026 and September 30, 2025, respectively, is included in Income (loss) from operations on the Condensed Consolidated Statements of Operations. Interest and debt expense related to the finance lease of $127,000 and $255,000 and $137,000 and $273,000 is included in the Company's Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2026 and September 30, 2025, respectively.

Supplemental cash flow information related to leases is as follows (in thousands):

	Six Months Ended September 30,
	2026	2025
Cash paid for amounts included in the measurement of operating lease liabilities	$12,272	$7,447
Cash paid for amounts included in the measurement of finance lease liabilities	$651	$636
ROU assets obtained in exchange for new operating lease liabilities	$1,945	$560

16.    Business Segment Information

ASC 280, “Segment Reporting,” establishes the standards for reporting information about operating segments in financial statements. The Company has one operating and reportable segment for both internal and external reporting purposes.

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

17.    Effects of New Accounting Pronouncements

Topics Not Yet Adopted

In April 2026, the FASB issued ASU 2026‑01, "Equity (Topic 505): Initial Measurement of Paid‑in‑Kind Dividends on Equity‑Classified Preferred Stock." The ASU provides guidance on the initial measurement of paid‑in‑kind (“PIK”) dividends on equity‑classified preferred stock and does not affect the timing of dividend recognition. The amendments are effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years. Early adoption is permitted.

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

In November 2024, the FASB issued ASU 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses." This ASU will improve disclosures about a public business entity's expenses and address requests from investors for more detailed information about the types of expenses commonly presented within the expense caption on the Company's Statement of Operations. The new guidance is effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. The Company believes the adoption of this standard will result in additional disclosures, but will not have an overall material impact to the financial statements.

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

Our revenue base is geographically diverse with approximately 45% derived from customers outside the U.S. for the six months ended September 30, 2026. We believe this diversity balances the impact of changes that occur in local economies, as well as benefits the Company by providing access to growing emerging markets. We monitor both U.S. and Eurozone Industrial Capacity Utilization statistics as well as the ISM Production Index as indicators of anticipated demand for our products. In addition, we continue to monitor the potential impact of other global and U.S. trends including industrial production, trade tariffs, raw material cost inflation, interest rates, foreign currency exchange rates, and activity of end-user markets around the globe.

From a strategic perspective, we are investing in new products and channels as we focus on our greatest opportunities for growth. We have leading market positions in hoists, lifting and sling chain, forged attachments, actuators, precision conveyors and digital power and motion control systems for the material handling industry. We are focusing our sales and marketing activities toward select North American and global market sectors including general industrial, energy, automotive, heavy OEM, entertainment, construction and infrastructure, life sciences, food and beverage, e-commerce and consumer products.

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

On February 3, 2026, the Company completed its acquisition of Kito Crosby for $2,821,907,000, including acquired cash of $184,307,000. The Kito Crosby Acquisition has meaningfully improved the Company's scale, enhanced our collective geographic reach, significantly expanded our lifting securement and consumables portfolio and enhanced our customer value proposition.

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

Our principal raw materials and components purchases were approximately $428,000,000 in fiscal 2026 (or 51% of Cost of products sold) and include steel, consisting of rod, wire, bar, structural, and other forms of steel; electric motors; bearings; gear reducers; castings; steel and aluminum enclosures and wire harnesses; electro-mechanical components; and standard variable drives and controls. These commodities are all available from multiple sources. We purchase most of these raw materials and components from a limited number of strategic and preferred suppliers under agreements which are negotiated on a Company-

wide basis through our global purchasing group. Currently, as a result of global inflation and tariffs, we are experiencing higher raw material costs and availability issues for select raw materials and components. To date, we have raised prices to our customers to cover these increased raw material costs and are working with our supply base to prioritize shipments and improve availability of key components.

Results of Operations

Three months ended September 30, 2026 and September 30, 2025

Net sales in the three months ended September 30, 2026 were $539,285,000, an increase of $278,238,000 or 106.6% from the three months ended September 30, 2025 net sales of $261,047,000. Net sales were positively impacted by $300,205,000 related to the Kito Crosby Acquisition as well as $10,056,000 of price increases and $2,338,000 of favorable sales volumes offset by $33,902,000 of sales loss due to the divestiture of the U.S. Power Chain Hoist and Chain Manufacturing Operations. Foreign currency translation unfavorably impacted sales by $459,000 for the three months ended September 30, 2026.

Gross profit in the three months ended September 30, 2026 was $187,909,000, an increase of $97,749,000 or 108.4% from the three months ended September 30, 2025 gross profit of $90,160,000. Gross profit margin was 34.8% in the Fiscal 2027 second quarter compared to 34.5% in the Fiscal 2026 second quarter. Gross profit increased due to $105,524,000 related to the Kito Crosby Acquisition, which was inclusive of $7,445,000 in inventory step-up amortization expense, offset by $13,056,000 related to the divestiture of the U.S. Power Chain Hoist and Chain Manufacturing Operations. The Company additionally saw increases in gross profit driven by price increases, partially offset by mix and other cost changes. The translation of foreign currencies had an unfavorable impact on gross profit of $80,000 during the three months ended September 30, 2026.

Selling expenses were $52,375,000 and $29,122,000, or 9.7% and 11.2% of net sales, in the three months ended September 30, 2026 and September 30, 2025, respectively. Selling expenses increased in the period by $25,414,000 related to the Kito Crosby Acquisition. Foreign currency translation had a $39,000 favorable impact on selling expenses in the three months ended September 30, 2026.

General and administrative expenses were $61,749,000 and $36,386,000, or 11.5% and 13.9% of net sales, for the three months ended September 30, 2026 and September 30, 2025, respectively. General and administrative expenses increased by $23,956,000 as a result of the Kito Crosby Acquisition, in addition to higher stock based compensation and an increase in the Company's incentive compensation, partially offset by acquisition related cost saving synergies. Foreign currency translation had an unfavorable impact of $21,000 on general and administrative expenses in the three months ended September 30, 2026.

Research and development expenses were $8,069,000 and $4,781,000, or 1.5% and 1.8% of net sales, for the three months ended September 30, 2026 and 2025, respectively. Kito Crosby contributed an additional $3,867,000 to research and development expenses.

Amortization of intangibles was $29,964,000 and $7,683,000 in the three months ended September 30, 2026 and 2025, respectively, with the increase related to amortization of new intangible assets acquired in the Kito Crosby Acquisition.

Interest and debt expense was $48,050,000 in the second quarter ended September 30, 2026 compared to $8,747,000 in the second quarter ended September 30, 2025. The increase is related to borrowings to finance the Kito Crosby Acquisition.

Cost of debt repricing of $1,056,000 related to fees paid to reprice the 2026 Term Loan B described in Note 9. No such fees were recorded in fiscal 2026.

Investment loss was $129,000 in the second quarter ended September 30, 2026 compared to investment income of $521,000 in the second quarter ended September 30, 2025. Investment loss relates to the mark-to-market adjustments on the marketable securities held in the Company’s wholly owned captive insurance subsidiary and the Company's equity method investment in EMC, described in Note 6 of the financial statements.

Income tax expense as a percentage of the pre-tax income was (155)% and (46)% in the three months ended September 30, 2026 and September 30, 2025, respectively. Typically, these percentages vary from the U.S. statutory rate of 21%. For the current quarter, the rate was primarily impacted by an increase to the deferred tax asset valuation allowance related to interest expense carryforwards which the Company does not expect to be able to recognize. The realization of these tax benefits depends on the Company's ability to generate sufficient taxable income, of the appropriate character and jurisdiction, in future periods. Because the Company is in a cumulative loss position for the most recent three year period, the Company has concluded that it is appropriate to record a valuation allowance for these tax benefits until additional positive evidence of future period earnings, in the relevant jurisdictions, is available. The Company estimates these deferred tax asset valuation allowances will unfavorably impact the tax rate by approximately 50 percentage points for the fiscal year ended March 31, 2027. The effective tax rate for the three months ended September 30, 2026, also reflects an unfavorable impact related to accrual for income and withholding taxes on the current year earnings of certain foreign subsidiaries that are not considered permanently reinvested. This does not reflect a change in management's assertion regarding the permanent reinvestment of foreign earnings.

Six months ended September 30, 2026 and September 30, 2025

Net sales in the six months ended September 30, 2026 were $1,070,746,000, an increase of $573,779,000 or 115.5% from the six months ended September 30, 2025 net sales of $496,967,000. Net sales were positively impacted by $604,968,000 related to the Kito Crosby Acquisition as well as $18,397,000 of favorable sales volumes and $17,184,000 of price increases offset by $68,749,000 of sales loss due to the divestiture of the U.S. Power Chain Hoist and Chain Manufacturing Operations. Foreign currency translation favorably impacted sales by $1,979,000 for the six months ended September 30, 2026.

Gross profit in the six months ended September 30, 2026 was $334,178,000, an increase of $166,796,000 or 99.6% from the six months ended September 30, 2025 gross profit of $167,382,000. Gross profit margin was 31.2% in the six months ended September 30, 2026 compared to 33.7% in the six months ended September 30, 2025. Gross profit decreased by $26,944,000 related to the divestiture of the U.S. Power Chain Hoist and Chain Manufacturing Operations. This decrease was offset by $178,497,000 related to the Kito Crosby Acquisition, which was inclusive of $62,643,000 in inventory step-up amortization expense. The Company additionally saw increases in gross profit driven by price increases, and other benefits to material costs specific to the period, partially offset by inflation in the cost of products sold. The translation of foreign currencies had a favorable impact on gross profit of $791,000 during the six months ended September 30, 2026.

Selling expenses were $107,064,000 and $57,653,000, or 10.0% and 11.6% of net sales, in the six months ended September 30, 2026 and 2025, respectively. Selling expenses increased in the period for $51,641,000 related to the Kito Crosby Acquisition offset by acquisition related cost synergy savings. Foreign currency translation had a $406,000 unfavorable impact on selling expenses in the six months ended September 30, 2026 with the remaining increase attributable to overall increase in sales during the period.

General and administrative expenses were $127,111,000 and $67,129,000, or 11.9% and 13.5% of net sales, in the six months ended September 30, 2026 and 2025, respectively. General and administrative expenses increased by $47,536,000 as a result of Kito Crosby Acquisition related expenses, higher stock based compensation and an increase in the Company's incentive compensation. Foreign currency translation had an unfavorable impact of $245,000 on general and administrative expenses in the six months ended September 30, 2026.

Research and development expenses were $16,610,000 and $9,602,000, or 1.6% and 1.9% of net sales, in the six months ended September 30, 2026 and 2025, respectively. Kito Crosby contributed an additional $7,720,000 to research and development expenses offset by acquisition related cost synergy savings.

Amortization of intangibles was $64,772,000 and $15,318,000 in the six months ended September 30, 2026 and 2025, respectively, with the increase related to amortization of new intangible assets acquired in the Kito Crosby Acquisition.

Interest and debt expense was $95,660,000 in the six months ended September 30, 2026 compared to $17,445,000 in the six months ended September 30, 2025. The increase is related to borrowings to finance the Kito Crosby Acquisition.

Cost of debt repricing of $1,056,000 related to fees paid to reprice the 2026 Term Loan B described in Note 9. No such fees were recorded in fiscal 2026.

Investment income was $1,563,000 in the six months ended September 30, 2026 compared to $1,570,000 in the six months ended September 30, 2025. Investment income relates to the mark-to-market adjustments on the marketable securities held in the Company’s wholly owned captive insurance subsidiary and the Company's equity method investment in EMC, described in Note 6 of the financial statements.

Income tax benefit as a percentage of the pre-tax income was (47)% and income tax benefit as a percentage of the pre-tax loss was (78)% in the six months ended September 30, 2026 and September 30, 2025, respectively. Typically, these percentages vary from the U.S. statutory rate of 21% primarily due to varying statutory tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of income for these subsidiaries.

For the six months ended September 30, 2026, the rate was primarily impacted by an increase to the deferred tax asset valuation allowance related to interest expense carryforwards which the Company does not expect to be able to recognize. The realization of these tax benefits depends on the Company's ability to generate sufficient taxable income, of the appropriate character and jurisdiction, in future periods. Because the Company is in a cumulative loss position for the most recent three year period, the Company has concluded that it is appropriate to record a valuation allowance for these tax benefits until additional positive evidence of future period earnings, in the relevant jurisdictions, is available. The Company estimates these deferred tax asset valuation allowances will unfavorably impact the tax rate by approximately 50 percentage points for the fiscal year ended March 31, 2027. The effective tax rate for the six months ended September 30, 2026, also reflects an unfavorable impact related to accrual for income and withholding taxes on the current year earnings of certain foreign subsidiaries that are not considered permanently reinvested. This does not reflect a change in management's assertion regarding the permanent reinvestment of foreign earnings.

Liquidity and Capital Resources

Cash, cash equivalents, and restricted cash totaled $111,150,000 at September 30, 2026, an increase of $14,127,000 from the March 31, 2026 balance of $97,023,000.

Liquidity

We manage our funding and liquidity risk in an integrated manner in support of the current and future cash flow needs of our business. Our primary sources of liquidity are funds generated by operating activities, cash and cash equivalents, available capacity for borrowings on the First Amendment to the Credit Agreement and available capacity for borrowings on our AR Securitization Facility. Our ability to fund our operations, to make planned capital investments, to make scheduled debt payments and to repay or refinance indebtedness depends on our future operating performance and cash flows, which are subject to prevailing economic conditions and financial, business, and other factors, some of which are beyond our control.

Our liquidity as of September 30, 2026 was $531,980,000 comprised of cash and cash equivalents of $110,900,000 and $421,080,000 of availability on the 2026 Revolving Credit Facility. There was no additional capacity under the AR Securitization Facility. Our liquidity as of March 31, 2026 was $561,216,000 comprised of cash and cash equivalents of $96,562,000, $458,933,000 of availability on the 2026 Revolving Credit Facility and $5,721,000 of availability on the AR Securitization Facility.

We believe that our current resources, together with anticipated cash flows from operations and borrowing capacity under the First Amendment to the Credit Agreement and AR Securitization facilities, will be sufficient to finance our operations, meet our current cash requirements, and fund anticipated capital investments for at least the next 12 months. We may, however, seek additional financing to fund future growth or refinance our existing indebtedness through the debt capital markets, but we cannot be assured that such financing will be available on favorable terms, or at all.

Cash flow from operating activities

Net cash provided by operating activities was $21,065,000 and $248,000 for the six months ended September 30, 2026 and September 30, 2025, respectively. The net loss of $114,262,000 was offset by $128,940,000 of adjustments primarily consisting of $104,138,000 of depreciation and amortization, $8,867,000 of non-cash lease expense, $8,447,000 of stock-based compensation, $5,048,000 of amortization of deferred financing costs, $1,724,000 of deferred income taxes and related valuation allowances and $1,056,000 of cost of debt repricing. Changes in working capital decreased cash from operations by $55,036,000, excluding the acquisition-related inventory step-up amortization of $62,643,000. This decrease was primarily driven by an $18,251,000 decrease in trade payables, a $17,268,000 increase in inventory, net of acquisition-related step-up amortization, and an $8,185,000 increase in prepaid expenses and other current assets. Cash provided by operating activities was also reduced by a decrease of $10,524,000 in other non-current liabilities primarily due to lease payments.

Cash flow from investing activities

Net cash used for investing activities was $16,066,000 for the six months ended September 30, 2026 compared to $6,345,000 for the six months ended September 30, 2025. The use of cash for the six months ended September 30, 2026 primarily consisted of $16,464,000 in capital expenditures.

Cash flow from financing activities

Net cash provided by financing activities was $8,967,000 and net cash used for financing activities was $18,722,000 for the six months ended September 30, 2026 and September 30, 2025, respectively. The most significant source of cash was $15,443,000 of borrowings during the year, offset by $4,036,000 of dividend payments. Cash flows from hedging activities related to the Company's cross currency swap are classified as financing activities in the Condensed Consolidated Statements of Cash Flows which resulted in a net cash outflow of $513,000 during the six months ended September 30, 2026.

We believe that our cash on hand, cash flows, and borrowing capacity under our 2026 Revolving Credit Facility will be sufficient to fund our ongoing operations and debt obligations, and capital expenditures for at least the next twelve months. This belief is dependent upon successful execution of our current business plan and effective working capital utilization. No material restrictions exist in accessing cash held by our non-U.S. subsidiaries. We expect to meet our funding needs with cash provided by our U.S. operations, as well as by repatriating non-U.S. cash. We do not expect to incur significant incremental U.S. taxes as we repatriate funds. As of September 30, 2026, $108,440,000 of cash and cash equivalents were held by foreign subsidiaries.

Refer to Note 9 of the financial statements for further discussion of the Company's long-term debt and financing costs.

Capital Expenditures

In addition to keeping our current equipment and plants properly maintained, we are committed to replacing, enhancing and upgrading our property, plant and equipment to support new product development, improve productivity and customer responsiveness, reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety and promote ergonomically correct work-stations. Consolidated capital expenditures for the six months ended September 30, 2026 and September 30, 2025 were $16,464,000 and $6,523,000, respectively. We expect capital expenditure spending in fiscal 2027 to range from $45,000,000 to $55,000,000 inclusive of the Kito Crosby business.

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

We test goodwill at the reporting unit level, which is one level below our operating segment.  We identify our reporting units by assessing whether the components of our operating segment constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components. We also aggregate components that have similar economic characteristics into single reporting units (for example, similar products and / or services, similar long-term financial results, product processes, classes of customers, etc.). We have four reporting units: the Linear Motion Products reporting unit, the Rest of Products reporting unit, the Precision Conveyance reporting unit and the Kito Crosby reporting unit which have goodwill totaling $9,699,000, $262,135,000, $201,354,000, and $904,938,000, respectively, as of September 30, 2026. In February 2026, the Company completed its acquisition of Kito Crosby as described in Note 2. Given its proximity to the Company's goodwill in the prior year, in fiscal 2027 the Company is reassessing its reporting units as the integration of Kito Crosby progresses.

We currently do not believe that it is more likely than not that the fair value of any of our reporting units is less than its applicable carrying value. Additionally, we currently do not believe that we have any impairment indicators that could materially impact the financial statements. However, if the projected long-term revenue growth rates, profit margins, or terminal growth rates are significantly lower, and / or the estimated weighted-average cost of capital is higher, future testing may indicate impairment of one or more of the Company’s reporting units and, as a result, the related goodwill may be impaired.

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

Item 4.    Controls and Procedures.

As of September 30, 2026, an evaluation was performed under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. These disclosure controls and procedures have been designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is made known to them on a timely basis, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation, the Company’s management, including our principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2026.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to purchase of common stock of the Company made during the three months ended September 30, 2026 by the Company:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (in thousands)[1]
July 1 - 31, 2026	—	$—	—	$—
August 1 - 31, 2026	—	$—	—	$—
September 1 - 30, 2026	—	$—	—	$—
Total	—	$—	—	$9,055

1The Company publicly announced on March 26, 2019 that its Board of Directors approved a share repurchase authorization for up to $20 million of shares of common stock of Columbus McKinnon Corporation, with no expiration. As of September 30, 2026, approximately $9 million remained available to repurchase shares of common stock under the current share repurchase authorization plan.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.
Not applicable

Item 5.    Other Information.

(c) During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits.

Exhibit 10.1#	First Amendment to the Columbus McKinnon Corporation Second Amended and Restated 2016 Long Term Incentive Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A filed on June 26, 2026).

Exhibit 10.2	First Amendment, dated as of September 21, 2026, by and among Columbus McKinnon Corporation, Columbus McKinnon EMEA GmbH, the guarantors party thereto, the banks and financial institutions party thereto, JPMorgan Chase Bank, N.A., as the Administrative Agent with respect to the Non-EEA Agented Borrower(s) and collateral agent and J.P. Morgan SE, as the Administrative Agent with respect to the EEA Agented Borrower(s) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 22, 2026).

Exhibit 10.3*	Fourth Amendment to Credit and Security Agreement, dated as of October 29, 2026, by and among Columbus McKinnon Corporation, as Master Servicer and Performance Guarantor, Columbus McKinnon FinCo, LLC, as Borrower, and Wells Fargo Bank, National Association, as Lender and as Administrative Agent.

Exhibit 31.1*	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2*	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32**	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101*	The financial statements from the Company’s Quarterly Report on Form 10-Q for the six months ended September 30, 2026 formatted in Inline XBRL.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104*	Cover Page Interactive Data File (the cover page Inline XBRL tags are embedded within the Inline XBRL document)

* Filed herewith
** Furnished herewith
# Indicates a Management contract or compensation plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBUS McKINNON CORPORATION
(Registrant)

Date:	November 3, 2026	/S/ JOHN R. LINKER
John R. Linker
Executive Vice President – Finance and Chief Financial Officer (Principal Financial Officer)